Form 10-Q
period 2013-03-31
Voltari Corp
filed 2013-05-15
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 333-186564

Voltari Corporation
(Exact name of registrant as specified in its charter)

Delaware	90-0933943
(State of incorporation)	(I.R.S. Employer Identification Number)
601 West 26th Street
Suite 415
New York, NY 10001
(212) 792-9671
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 3, 2013, there were 4,673,189 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I
Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$54,328	$51,528
Restricted short-term investments	407	407
Accounts receivable, net of allowance for doubtful accounts of $239 and $287, respectively	11,742	13,936
Prepaid expenses and other current assets	1,537	2,140
Total current assets	68,014	68,011
Property and equipment, net	5,923	6,656
Goodwill	2,416	2,416
Intangible assets, net	3,925	4,262
Other assets	171	172
Total assets	$80,449	$81,517

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$6,646	$7,958
Accrued compensation	2,827	3,285
Deferred revenue	678	814
Debt facilities	22,955	22,454
Other current liabilities	1,699	1,600
Total current liabilities	34,805	36,111
Other non-current liabilities	67	17
Total liabilities	34,872	36,128

Commitments and contingencies

Redeemable preferred stock, $0.001 par value; 1,199,643 shares issued and outstanding at March 31, 2013 and December 31, 2012	27,621	26,539

Stockholders’ equity
Preferred stock, $0.001 par value; 350,000,000 shares authorized; 1,199,643 shares issued and outstanding at March 31, 2013 and December 31, 2012 (see redeemable preferred stock)	—	—
Common stock, $0.001 par value; 625,000,000 shares authorized; 4,673,189 and 4,673,275 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (1)	5	47
Additional paid-in capital	572,210	573,166
Accumulated deficit	(553,526)	(553,722)
Accumulated other comprehensive loss	(733)	(641)
Total stockholders’ equity	17,956	18,850
Total liabilities, redeemable preferred stock and stockholders’ equity	$80,449	$81,517
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenue	$18,372	$22,786

Operating expenses
Direct third-party expenses	3,851	5,154
Datacenter and network operations, excluding depreciation	3,029	3,441
Product development and sustainment, excluding depreciation	1,947	5,032
Sales and marketing, excluding depreciation	2,418	2,525
General and administrative, excluding depreciation	4,820	6,298
Depreciation and amortization	1,560	1,754
Restructuring	—	2,037
Total operating expenses	17,625	26,241
Operating income (loss)	747	(3,455)
Other expense, net
Other income (expense)	(58)	4
Interest and investment income, net	7	—
Interest expense	(500)	(461)
Other expense, net	(551)	(457)
Income (loss) from continuing operations before income taxes	196	(3,912)
Provision for income taxes	—	92
Net income (loss) from continuing operations	196	(4,004)
Net loss from discontinued operations	—	(4,681)
Net income (loss)	196	(8,685)
Accretion of redeemable preferred stock	(127)	—
Series J redeemable preferred stock dividends	(992)	—
Net loss attributable to common stockholders	$(923)	$(8,685)

Net loss per share attributable to common stockholders - basic and diluted
Continuing operations (1)	$(0.20)	$(0.87)
Discontinued operations (1)	—	(1.02)
Total net loss per share attributable to common stockholders (1)	$(0.20)	$(1.89)

Weighted-average common shares outstanding – basic and diluted (1)	4,626,954	4,598,078

(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$196	$(8,685)
Foreign currency translation adjustment	(92)	284
Comprehensive income (loss)	$104	$(8,401)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares (1)	Amount				Total
Balance as of December 31, 2011	4,622,679	$46	$570,331	$(519,480)	$(1,772)	$49,125
Net loss	—	—	—	(34,242)	—	(34,242)
Other comprehensive income	—	—	—	—	1,131	1,131
Redeemable preferred stock dividends	—	—	(940)	—	—	(940)
Accretion of redeemable preferred stock	—	—	(111)	—	—	(111)
Common stock warrants issued with rights offering	—	—	1,321	—	—	1,321
Restricted stock activity	50,596	1	(24)	—	—	(23)
Stock-based compensation expense	—	—	2,589	—	—	2,589
Balance as of December 31, 2012	4,673,275	47	573,166	(553,722)	(641)	18,850
Net income	—	—	—	196	—	196
Other comprehensive loss	—	—	—	—	(92)	(92)
Redeemable preferred stock dividends	—	—	(992)	—	—	(992)
Accretion of redeemable preferred stock	—	—	(127)	—	—	(127)
Adjustment for reverse stock split	(135)	(42)	42	—	—	—
Restricted stock activity	49	—	—	—	—	—
Stock-based compensation expense	—	—	121	—	—	121
Balance as of March 31, 2013	4,673,189	$5	$572,210	$(553,526)	$(733)	$17,956
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$196	$(8,685)
Loss from discontinued operations	—	4,681
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,560	1,754
Stock-based compensation expense	121	369
Deferred tax liability	—	92
Non-cash interest expense	500	461
Other non-cash adjustments	(104)	77
Changes in operating assets and liabilities:
Accounts receivable	2,318	15,651
Prepaid expenses and other current assets	603	906
Other assets	1	—
Accounts payable and accrued expenses	(1,163)	(11,296)
Deferred revenue	(135)	(6)
Net cash provided by operating activities - continuing operations	3,897	4,004
Net cash used in operating activities - discontinued operations	—	(4,901)
Net cash provided by (used in) operating activities	3,897	(897)

Cash flows from investing activities:
Purchases of property and equipment	(102)	(834)
Capitalization of software development costs	(509)	—
Proceeds from sale of fixed assets	35	—
Net cash used in investing activities - continuing operations	(576)	(834)
Net cash used in investing activities - discontinued operations	—	(29)
Net cash used in investing activities	(576)	(863)

Cash flows from financing activities:
Rights offering costs	(441)	(580)
Net cash used in financing activities - continuing operations	(441)	(580)
Effect of exchange rate changes on cash and cash equivalents	(80)	(45)
Net increase (decrease) in cash and cash equivalents	2,800	(2,385)
Cash and cash equivalents at beginning of period	51,528	13,066
Cash reclassified to assets held for sale at beginning of period	—	159
Cash reclassified to assets held for sale at end of period	—	(417)
Cash and cash equivalents at end of period	$54,328	$10,423

Supplemental schedule of cash flow information:
Series J redeemable preferred stock dividend paid-in-kind	$940	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization

Overview. Voltari Corporation ("Voltari" or the "Company") empowers mobile operators, brands and advertising agencies to maximize the reach and economic potential of the mobile ecosystem through the delivery of relevance-driven merchandising, marketing and advertising solutions. Voltari leverages advanced predictive analytics capabilities to deliver the right content, to the right person at the right time. Voltari provides their entire suite of mobile data service solutions through one, integrated, highly scalable managed service platform. Voltari’s unique combination of technology, expertise and go-to-market approach delivers return-on-investment for our mobile operator, brand and advertising agency customers.

To date, most of our revenue has come from our wireless carrier customers, but the increased use of smartphones and other mobile devices using so-called open operating systems (e.g., Android, iOS, Windows Mobile and Blackberry) has caused this business to decline rapidly. As previously announced, in anticipation of this decline, we increased the focus on our mobile media business and the services provided to advertisers and markets and expect that future growth will come from these activities.

Motricity Inc. ("Motricity"), a Delaware corporation, was incorporated on March 17, 2004 under the name Power By Hand, Inc. (“PBH, Inc.”). PBH, Inc. was formed as a new entity to be the surviving corporation in the merger of Pinpoint Networks, Inc. (the acquiring corporation for accounting purposes) and Power By Hand Holdings, LLC (“PBH Holdings”), which occurred on April 30, 2004. On October 29, 2004, we changed our name from Power By Hand, Inc. to Motricity, Inc. In 2007, we acquired the assets of the mobile division of InfoSpace, Inc. (“InfoSpace Mobile”). Located in Bellevue, Washington, InfoSpace Mobile was a provider of mobile content solutions and services for the wireless industry. On June 23, 2010, we completed our offering of 6,000,000 shares of common stock in an initial public offering.

On April 14, 2011, Motricity acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries), pursuant to an Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc., Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity, Inc. and the other parties thereto. The assets include Adenyo's interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights. Adenyo was a mobile marketing, advertising and analytics solutions provider with operations in the United States ("U.S."), Canada and France.

On April 9, 2013, Motricity and Voltari consummated a transaction intended to protect the long-term value of Motricity's substantial net operating loss carryforwards (the “Reorganization”) pursuant to an agreement and plan of reorganization by and among Motricity, Voltari and Voltari Merger Sub, Inc. (the “Agreement and Plan of Reorganization”). The Agreement and Plan of Reorganization and the transactions contemplated thereby were approved and adopted by Motricity's stockholders on April 9, 2013. Upon completion of the Reorganization, Motricity became a wholly owned subsidiary of Voltari, which replaced Motricity as the publicly held corporation. As of April 10, 2013, shares of Voltari's common stock commenced trading on the NASDAQ Capital Market ("NASDAQ") under the symbol “VLTC.”

On April 9, 2013, Motricity's stockholders also approved an amendment to Voltari's Certificate of Incorporation (the “Certificate of Amendment”) to effect a one-for-ten reverse stock split of the outstanding shares of Voltari's common stock if the board of directors (the “Board”) determined that the reverse stock split was appropriate in order to regain compliance with the listing requirements of NASDAQ. The Board made the determination that the reverse stock split was appropriate on April 15, 2013, and the Certificate of Amendment was filed with the Secretary of State of the State of Delaware and became effective on April 23, 2013. Trading on NASDAQ of our common stock reflecting the reverse stock split commenced on April 24, 2013.

We exited most of our non-U.S. carrier business in 2012. In the first quarter of 2012, we decided to exit our business in India and the Asia Pacific region. This decision was based on the resources and cost associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations.

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of our subsidiaries, we decided to divest our subsidiaries located in France and the Netherlands. The France subsidiary was acquired in 2011 as a part of our business combination with Adenyo. The Netherlands subsidiary was acquired in 2007 as a part of our business combination with InfoSpace Mobile. We completed the divestitures of our France and Netherlands subsidiaries in May 2012.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The costs associated with the divestitures of these subsidiaries were minimal.

While we believe that the exit from these international operations will have a positive effect on our profitability in the long term, there is no assurance that this will be the case, or that we will be able to generate significant revenues from our other customers or from our mobile marketing and advertising and enterprise business. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary, and our Netherlands subsidiary are reported as discontinued operations in the consolidated financial statements.

Recent Customer Developments. On December 17, 2012, our largest customer, AT&T, provided us with notice that it would be terminating the Second Amended and Restated Wireless Service Agreement and all services thereunder (effective June 30, 2013) pursuant to its right to termination for convenience thereunder. On April 25, 2013, AT&T exercised its right to terminate its other contract with us, which we often refer to as the “AppCenter Agreement,” also effective on June 30, 2013. These contracts together accounted for approximately 62% of our annual revenue in 2012 and 56% of our revenue for the three months ended March 31, 2013. This revenue contributed positively to our cash flow from operations during these periods. See Part II, Item 1A - Risk Factors for additional details. Our other significant customer, Verizon, may terminate our agreements by giving advance notice. We depend on a limited number of customers, including AT&T, for a substantial portion of our revenues. The loss of any key customer or any significant adverse change in the size or terms of a contract with any key customer could significantly further reduce our revenues.

Liquidity and Capital Resources. We have a term loan from High River Limited Partnership ("High River") in the principal amount of $20.0 million, with a maturity date of August 28, 2013. High River is beneficially owned by Mr. Carl C. Icahn, who, as of May 3, 2013, beneficially own approximately 30.4% of our outstanding shares of common stock, controls approximately 14.5% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Mr. Brett M. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan, as amended, was approved by a committee comprised of disinterested directors of our Board of Directors.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for units consisting of shares of our 13% Series J preferred stock and warrants to purchase common stock, at a subscription price of $0.65 per unit. The rights offering was fully subscribed and closed on October 11, 2012. We received approximately $27.8 million in net proceeds upon closing of the rights offering. We intend to use the net proceeds from this rights offering for general corporate and working capital purposes, which may include any acquisitions we may pursue. We have no current plans to pursue any specific acquisition.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital and on our not experiencing any events that may accelerate the payment of amounts outstanding under our term loan or give rise to a mandatory redemption of our Series J preferred stock. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur.

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay amounts outstanding under our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay amounts outstanding under our term loan when due. Our failure to do so could result in, among other things, a default under our term loan, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

On April 23, 2013, the Company effected a one-for-ten reverse stock split of its common stock. As a result, the number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. In addition, the exercise price and the number of common shares issuable under the Company's share-based compensation plans and upon exercise of the Company's outstanding warrants to purchase common stock, as well as the issued and outstanding share capital have been adjusted retrospectively to reflect the reverse stock split. See Note 1 - Organization for more information.

Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.
The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or for any other period.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the recognition of certain revenues, valuation of deferred tax assets, intangible assets, goodwill and long-lived asset impairment charges, stock-based compensation, litigation and other loss contingencies and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on our previously reported net loss.

Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. Our business acquisitions have historically resulted in the recording of goodwill. Long-lived assets include assets such as property and equipment and intangible assets, other than those with indefinite lives. We test our goodwill for impairment annually, in the fourth quarter of each year, and assess our goodwill and long-lived assets, including capitalized software costs, for impairment whenever events or changes in circumstance indicate the carrying value may not be recoverable.

Accumulated Other Comprehensive Loss
Comprehensive loss includes net income (loss) as currently reported under U.S. GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders' equity.

Software Development Costs
Our software development expenses consist primarily of salaries and fees paid to outside vendors. Costs incurred in connection with research activities are charged to operating expenses as incurred and are included within product development and

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

sustainment, excluding depreciation, in the condensed consolidated statements of operations.

During the three months ended March 31, 2013, we began capitalizing certain software development costs associated with our Voltari-Connect platform, which include the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred. We capitalize software development costs when application development begins, it is probable that the project will be completed and the software will be used as intended. Such capitalized costs are included within Property and equipment, net, on our condensed consolidated balance sheets and amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. For the three months ended March 31, 2013, we capitalized software development costs of $0.5 million. We did not capitalize any software development costs in 2012.

Fair Value of Financial Instruments
As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $54.3 million and $51.5 million, respectively, and restricted short-term investments of $0.4 million and $0.4 million, respectively. Restricted short-term investments were evaluated using quoted market prices (Level 1) to determine their fair value. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. The carrying value of our debt approximates fair value due to the close proximity of the maturity date of the term loan to March 31, 2013.

Recent Accounting Pronouncements
There are no recently issued accounting standards that we expect to have a material effect on our financial condition, results of operations or cash flows.

3. Discontinued Operations

On December 31, 2011, we agreed to terminate our relationship with PT XL Axiata Tbk (“XL”), at XL's request. The termination followed negotiations relating to the continued business relationship among us and XL and XL's indication that it wished to exit its relationship with us. Several agreements pursuant to which we provided XL with mobile data and related services in Indonesia were terminated. In connection with this termination and as a result of the review of our strategic path, we also decided to increase our focus on our mobile marketing and advertising and enterprise business and re-evaluate our international carrier business. As part of this process, we decided to exit our business in India and the Asia Pacific region. The decision to exit the business in India and the Asia Pacific region was based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business, while at the same time recommitting some of our resources to our North American carrier operations. In connection with this exit, we terminated all of our employees and closed down our offices in Singapore, Malaysia, Indonesia, and India and our data center in India and incurred other costs associated with legal, accounting and tax support. As of June 30, 2012, we had substantially liquidated all assets and liabilities associated with our subsidiaries in India and the Asia Pacific region.

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of certain subsidiaries, we decided to sell our subsidiaries located in France and the Netherlands. We completed the sale of our France and Netherlands subsidiaries in May 2012, and the costs associated with the sale of these subsidiaries were minimal.

All operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2012 as follows (in thousands):

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31, 2012
	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Total
Revenue	$658	$645	$—	$1,303
Operating income (loss)	(141)	16	(3,718)	(3,843)
Pre-tax income (loss)	(141)	16	(4,517)	(4,642)
Provision for income taxes	—	—	39	39
Net income (loss) from discontinued operations	$(141)	$16	$(4,556)	$(4,681)

4. Restructuring

During the first quarter of 2012, as a part of the overall realignment of our strategic path, our exit from India and the Asia Pacific region and our decision to sell our France and Netherlands subsidiaries, we initiated a restructuring plan. As a result of this restructuring plan, we implemented a reduction in force and incurred costs related to involuntary termination benefits. A portion of the restructuring charges related to this action are included in discontinued operations, and $2.0 million related to charges incurred in the U.S has been included in Restructuring on the condensed consolidated statements of operations for the three months ended March 31, 2012. All restructuring charges committed to were paid in 2012.

5. Debt Facilities

We entered into a $20.0 million term loan with High River on September 16, 2011, and subsequently amended the terms on November 14, 2011 and on February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance. It is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest of the term loan are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among other things, we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended ("Code")) that (i) results in a substantial limitation on our ability to use our net operating loss carryforwards and related tax benefits or (ii) if the shares of our Series J preferred stock issued in the rights offering or any other preferred stock we may issue become redeemable at the option of the holders or (iii) if we are required to pay the liquidation preference for such shares. Subject to certain limited exceptions, the term loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions, including dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities (other than the rights offering that closed on October 11, 2012). The term loan contains certain restrictive covenants, with which we were in full compliance as of March 31, 2013. At March 31, 2013, the principal and accrued interest balances on the term loan were $20.0 million and $3.0 million, respectively, and are classified as a current liability on the condensed consolidated balance sheet, based upon maturity date.

6. Redeemable Preferred Stock

Upon successful completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and (after giving effect to the reverse stock split) 1,014,982 common stock warrants in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity on our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 since the shares are (i) redeemable at the option of the holder and (ii) have conditions for redemption which are not solely within our control. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of 5 years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in-cash or in-kind at our discretion, on a quarterly basis. We elected to pay the first, two quarterly dividend payments on our Series J preferred stock in

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

the amount of $0.9 million and $1.0 million, respectively, in-kind rather than in-cash. Accordingly, we increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payment made on January 1, 2013. Dividends on the Series J preferred stock and the accretion reduce the amount of net earnings that are available to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

As of March 31, 2013, our Series J preferred stock has an aggregate redemption value of approximately $31.9 million, including paid-in-kind dividends of $0.9 million and accrued dividends of $1.0 million.

7. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net loss attributable to common stockholders	$(923)	$(8,685)

Weighted-average common shares outstanding - basic and diluted (1)	4,626,954	4,598,078

Net loss per share attributable to common stockholders - basic and diluted (1)	$(0.20)	$(1.89)
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.

Basic and diluted net loss per share attributable to common stockholders has been computed based on net loss attributable to common stockholders and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable.  The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares, would be used to repurchase common shares in the market at the average stock price during the period. We have excluded warrants and options to purchase common stock, when the potentially issuable shares covered by these securities are antidilutive.

The following table presents the outstanding antidilutive securities at each period end not included in net loss per share attributable to common stockholders:

	March 31,
	2013	2012
Warrants to purchase common stock (1)	1,215,661	202,740
Options to purchase common stock (1)	233,635	116,035
Restricted stock (1)	46,242	27,197
Series J redeemable preferred stock	1,199,643	—
Total securities excluded from net loss per share attributable to common stockholders	2,695,181	345,972
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.

8. Related Party Transactions

On September 16, 2011, we borrowed $20.0 million from High River pursuant to a secured promissory note, which was amended on November 14, 2011 and February 28, 2012. The principal and interest of the term loan are due and payable at maturity on August 28, 2013. High River is beneficially owned by Carl C. Icahn, who, as of May 3, 2013, beneficially owns approximately 30.4% of the Company's outstanding shares of common stock, controls approximately 14.5% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Brett M. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors. See Note 5-Debt Facilities for more information.

9. Legal Proceedings

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013.

Derivative Actions. In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers (including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jay A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner, James L. Nelson and Jay Firestone) in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. Two of the derivative actions were consolidated on October 27, 2011. On November 8, 2011, the parties filed a stipulation to stay completely the consolidated derivative action until the Court rules on the forthcoming dismissal motion in the consolidated class action.  The court granted the parties' stipulation on November 10, 2011, thereby staying the consolidated derivative action.  On November 14, 2011, the third derivative action was transferred to the consolidated derivative proceeding, thereby subjecting it to the proceeding's litigation stay.

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

10. Subsequent Event

On April 15, 2013, we received a letter from the NASDAQ office of General Counsel, Hearings, advising us that the appeals panel had determined to continue our listing on the NASDAQ Capital Market based on our having regained or maintained compliance with the listing requirements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein.

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements regarding various estimates we have made in preparing our financial statements, including our estimated impairment charges, statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, the sufficiency of our capital resources, our evaluation of strategic and financing alternatives and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

We may, through our senior management, from time to time make “forward looking statements” about matters described herein or other matters concerning us. You should consider our forward-looking statements in light of the risks and uncertainties that could cause our actual results to differ materially from those which are management's current expectations or forecasts. Risks and uncertainties that could adversely affect our business and prospects include, but are not limited to, those discussed in Part II, Item 1A - Risk Factors of this quarterly report, as well as the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed by Motricity, Inc. ("Motricity") and elsewhere in this quarterly report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Except as required by law, we disclaim any intent or obligation to revise or update any forward-looking statements for any reason.

Business Overview
Voltari Corporation ("Voltari" or the "Company") empowers mobile operators, brands and advertising agencies to maximize the reach and economic potential of the mobile ecosystem through the delivery of relevance-driven merchandising, marketing and advertising solutions. Voltari leverages advanced predictive analytics capabilities to deliver the right content, to the right person at the right time. Voltari provides their entire suite of mobile data service solutions through one, integrated, highly scalable managed service platform. Voltari’s unique combination of technology, expertise and go-to-market approach delivers return-on-investment for our mobile operator, brand and advertising agency customers.

To date, most of our revenue has come from our wireless carrier customers, but the increased use of smartphones and other mobile devices using so-called open operating systems (e.g., Android, iOS, Windows Mobile and Blackberry) has caused this business to decline rapidly. As previously announced, in anticipation of this decline, we increased the focus on our mobile media business and the services provided to advertisers and markets and expect that future growth will come from these activities. We exited most of our non-United States ("U.S.") carrier business in 2012 and AT&T, our single largest customer, has given notice that it will terminate its contracts that accounted for approximately 62% of our annual revenue in 2012 and 56% of our revenue for the three months ended March 31, 2013. This revenue contributed positively to our cash flow from operations during these periods. See Part II, Item 1A - Risk Factors for additional details.

Motricity Inc., a Delaware corporation, was incorporated on March 17, 2004 under the name Power By Hand, Inc. (“PBH, Inc.”). PBH, Inc. was formed as a new entity to be the surviving corporation in the merger of Pinpoint Networks, Inc. (the acquiring corporation for accounting purposes) and Power By Hand Holdings, LLC (“PBH Holdings”), which occurred on April 30, 2004. On October 29, 2004, we changed our name from Power By Hand, Inc. to Motricity, Inc. In 2007, we acquired the assets of the mobile division of InfoSpace, Inc. (“InfoSpace Mobile”). Located in Bellevue, Washington, InfoSpace Mobile was a provider of mobile content solutions and services for the wireless industry. On June 23, 2010, we completed our offering of 6,000,000 shares of common stock in an initial public offering.

On April 14, 2011, Motricity acquired substantially all of the assets of Adenyo Inc. (“Adenyo”) and its subsidiaries and assumed certain of Adenyo's liabilities (including those of its subsidiaries), pursuant to an Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc., Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity, Inc. and the other parties thereto. The assets include Adenyo's interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights. Adenyo was a mobile marketing, advertising and analytics solutions provider with operations in the U.S., Canada and France.

On April 9, 2013, Motricity and Voltari consummated a transaction intended to protect the long-term value of Motricity's substantial net operating loss carryforwards (the “Reorganization”) pursuant to an agreement and plan of reorganization by and among Motricity, Voltari and Voltari Merger Sub, Inc. (the “Agreement and Plan of Reorganization”). The Agreement and Plan of Reorganization and the transactions contemplated thereby were approved and adopted by Motricity's stockholders on April 9, 2013. Upon completion of the Reorganization, Motricity became a wholly owned subsidiary of Voltari, which replaced Motricity as the publicly held corporation. As of April 10, 2013, shares of Voltari's common stock commenced trading on the NASDAQ Capital Market ("NASDAQ") under the symbol “VLTC.”

On April 9, 2013, Motricity's stockholders also approved an amendment to Voltari's Certificate of Incorporation (the “Certificate of Amendment”) to effect a one-for-ten reverse stock split of the outstanding shares of Voltari's common stock if the board of directors (the “Board”) determined that the reverse stock split was appropriate in order to regain compliance with the listing requirements of NASDAQ. The Board made the determination that the reverse stock split was appropriate on April 15, 2013, and the Certificate of Amendment was filed with the Secretary of State of the State of Delaware and became effective on April 23, 2013. Trading on NASDAQ of our common stock reflecting the reverse stock split commenced on April 24, 2013.

On April 23, 2013, we affected a one-for-ten reverse stock split of our common stock. As a result, the number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. In addition, the exercise price and the number of common shares issuable under the Company's share-based compensation plans and the authorized, issued and outstanding share capital have been adjusted retrospectively to reflect the reverse stock split.

Our operations are predominantly based in the U.S., with international operations in Canada and the United Kingdom (“UK”). We exited our operations in India, the Asia Pacific region, France and the Netherlands during 2012. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the condensed consolidated financial statements.

Recent Developments.
Overview. We have undergone significant changes over the past several months as described in more detail below. These changes have included: an increased focus on our mobile media business, exiting international operations, implementing cost reduction measures, exploring strategic and financing alternatives including a sale of our company, securing and amending a term loan, implementing changes in management, closing a fully subscribed rights offering and consummating a reorganization transaction designed to help protect the long-term value of our substantial net operating loss carryforwards. During this period of transformation, we have continued to deliver value-added solutions and roll out new services to customers, and we have taken a number of proactive steps to evolve our strategy to rebuild the Company and lower operating expenses. We believe that these measures have helped improve our ability to take advantage of the growth opportunities in the mobile media industry.

The competitive landscape continues to affect our business. In North America, our wireless carrier business is continuing to experience downward pressures related to the mass adoption of smartphones at the expense of feature phones. While this transition has been underway for some time, our large carrier customers are reporting that this trend is accelerating faster than they expected and it is affecting revenues not just for Voltari, but for the industry. With the shift in our focus from large solution customization and implementation projects to mobile media and enterprise solutions, we have seen a downward trend in our carrier service revenue on a sequential basis and we believe that this trend will continue. We currently depend on a limited number of significant wireless carriers for a substantial portion of our revenues. Certain of our customers, including Verizon, may terminate our agreements by giving advance notice. In light of these circumstances, we decided to accelerate our focus on our media business and this could reduce our revenues. As noted below, AT&T recently gave notice that it will terminate both of its contracts with us that have historically accounted for a significant portion of our revenue. See Part II, Item 1A - Risk Factors.

The continuing uncertainty surrounding worldwide financial markets and macroeconomic conditions has caused and may continue to cause our customers to decrease or delay their expansion, purchasing and promotional activities. Additionally, constrictions in world credit markets may cause our customers to experience difficulty securing the financing necessary to expand their operations and purchase our services. Economic uncertainty and unemployment have resulted in and may continue to result in cost-conscious consumers, which has adversely affected and may continue to adversely affect demand for our services. If the current adverse macroeconomic conditions continue, the negative impact on our business and prospects may continue.

Strategic Review. Beginning in September 2011, with the assistance of GCA Savvian Advisors, LLC (“Savvian”), we explored strategic options, including a spin-off, sale or other transaction involving our carrier business and mobile media. After considering the indications of interest and offers received in this process, we decided to end the process of actively pursuing a sale of our business. As such, we decided to focus our resources on other strategic paths, including increasing the focus on our mobile media business and consummating the rights offering that closed on October 11, 2012. As part of our increased focus on our mobile media opportunities, we are pursuing new product development opportunities designed to enhance and expand our existing services, seeking to develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and responding to technological advances and emerging industry standards and practices and license leading technologies that will be useful in our business in a cost-effective and timely way.
As discussed above, we are increasing our focus on our mobile media business. The realignment of our strategic path and consideration of financing options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We cannot assure that we will be successful in our efforts in obtaining financing, realigning our strategic path, or increasing our focus on our mobile media business. The uncertainty inherent in our strategic review can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

To address the challenges presented by the market conditions and the other risks and uncertainties facing our business and to realign our strategic path, we have continued to implement cost saving measures, including a reduction in our workforce, the cancellation of some hiring plans, and a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives. These measures are designed to realign our strategic path, streamline our business, improve the quality of our product offerings and implement cost saving measures. We cannot guarantee that we will be able to execute on our realigned strategic path, realize cost savings and other anticipated benefits from our cost saving efforts, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, the reduction in force and the realignment of our strategic path and other cost savings measures can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business. Our success will depend on our ability to successfully execute one or more financing alternatives, our ability to successfully develop and use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards and expand our customer base and risks and uncertainties discussed in in Part II, Item 1A - Risk Factors.

Our operating history includes business in geographic areas in which we are no longer active and our U.S.-based wireless carrier business, which we anticipate will continue to decline during 2013, has resulted in revenue and profitability growth rates that may not be indicative of our future results of operations. For example, AT&T, our single largest customer, has given notice that it will terminate its contracts that accounted for approximately 62% of our annual revenue in 2012 and 56% of our revenue for the three months ended March 31, 2013. This revenue contributed positively to our cash flow from operations during these periods. As a result of the foregoing factors, the recent significant changes in our company, the realignment of our strategic path, our exploration of financing alternatives and other changes in our business prior to 2012, our historical results of operations, including periods prior to the periods presented herein, are not necessarily indicative of the operating results to be expected in the future.

Liquidity and Capital Resources. We entered into a $20.0 million term loan with High River Limited Partnership ("High River") on September 16, 2011, which term loan was subsequently amended. The maturity date for the term loan is August 28, 2013. High River is beneficially owned by Mr. Carl C. Icahn, who, as of May 3, 2013, beneficially owns approximately 30.4% of our outstanding shares of common stock, controls approximately 14.5% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Mr. Brett M. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan, as amended, was approved by a committee comprised of disinterested directors of our Board of Directors.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for units consisting of shares of our 13% Series J preferred stock and warrants to purchase common stock at a subscription price of $0.65 per unit. The rights offering was fully subscribed and closed on October 11, 2012. We received approximately $27.8 million in net proceeds from the rights offering.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our liquidity may be affected by risks and uncertainties discussed in Part II, Item 1A - Risk Factors. Our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital and on our not experiencing any events that may accelerate the payment of our term loan or cause redemption of our Series J preferred stock. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur.

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in more detail in Part II, Item 1 - Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

Management and Director Changes. On November 15, 2012, the employment of our President and Interim Chief Executive Officer James R. Smith, Jr., was terminated, and Richard Stalzer was appointed Chief Executive Officer. Mr. Stalzer was initially hired by the Company in January 2012 as President of our mobile marketing and advertising business when Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. Also on November 15, 2012, Nathan Fong was appointed Chief Operating Officer in addition to his role as our Chief Financial Officer which he assumed on June 12, 2012. On March 26, 2013, Mr. Fong notified the Company that he would resign from his positions as Chief Financial Officer and Chief Operating Officer, effective April 12, 2013. We have initiated a search for candidates for the positions of Chief Financial Officer and Chief Operating Officer, but we cannot assure that our efforts to identify and recruit a permanent replacement will be successful. Richard Sadowsky, who had, since July of 2012, been serving as our General Counsel on secondment from SNR Denton US LLP, was appointed Chief Administrative Officer as well as General Counsel and began serving as an employee of the Company on January 1, 2013. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Further, on January 16, 2013, Lady Barbara Judge, CBE, a member of our board of directors resigned from her position as a director and as a member of our compensation committee and governance and nominating committee, effective immediately. Her decision to resign was not a result of any disagreement with the Company or its management. Also on January 16, 2013, the board of directors appointed Kevin Lewis as a director to fill the vacancies on the board of directors and on the compensation committee created by Lady Judge's resignation. The board of directors appointed James Nelson as a member of the Company's governance and nominating committee to fill the vacancy left by Lady Judge.

Sales Process. As a result of the exploration of a sale of all or a portion of our business, during September through December 2011 we received indications of interest to sell all or a portion of our business. At the end of 2011, after determining that none of the indications of interest received at that point were likely to result in a sale of the Company at a meaningful premium over the market price of our common stock and considering the uncertainty of consummating a transaction on favorable terms if at all, we ended the process led by Savvian. Nevertheless, we continued to receive and evaluate inquiries and offers from parties interested in acquiring our carrier business. These inquiries and offers included purchase prices of up to $40 million. These offers and inquiries were subject to due diligence, price adjustments, buyer contingencies and optionality, uncertainties, and other proposed transaction terms that ultimately led us to conclude, after lengthy negotiations and based on a recommendation by disinterested directors, to elect to retain our carrier business and the current positive cash flows it provides, and forego the cost and expense of pursuing a transaction that we did not believe would be completed at the price initially proposed, if at all. The carrier business is subject to the risks and uncertainties discussed in Part II, Item 1A - Risk Factors.

Listing on Nasdaq. On June 14, 2012, we received a letter from NASDAQ Staff advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Select Market pursuant to NASDAQ Listing Rule 5450(a)(1). NASDAQ stated in its letter that in accordance with the NASDAQ Listing Rules, we would be provided 180 calendar days, or until December 11, 2012, to regain compliance with the minimum bid price requirement. On December 13, 2012, we received the Delisting Notice notifying us that we did not regain compliance with the Minimum Bid Requirement and, accordingly would be delisted from The NASDAQ Global Select Market unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Accordingly, we timely submitted to NASDAQ a request for a hearing, which resulted in a stay of the suspension of trading of our common stock pending the conclusion of the hearing process and the expiration of any extensions granted by the Panel. On January 2, 2013, we received a third letter from NASDAQ advising us that our failure to meet the Proxy Solicitation and Annual Meeting Requirements serves as an additional basis for delisting our common stock. We presented our plan for regaining compliance with the Minimum Bid Requirement and the Proxy Solicitation and Annual Meeting Requirements at a hearing on January 31, 2013, and by letter, dated February 28, 2013, the Panel granted our request for continued listing, subject to, among other things, the requirement that we satisfy the $1.00 per share minimum bid requirement for the ten trading days prior to March 29, 2013 and that we solicit proxies and hold our annual meeting of stockholders by April 15, 2013. We subsequently requested additional time to comply with the Minimum Bid Requirement. On March 15, 2013 we received a letter from NASDAQ notifying us that the Panel granted our request to transfer the shares of the Company's common stock to the NASDAQ Capital Market, subject to the NASDAQ Staff's approval of our transfer application. Our transfer application was subsequently approved and our common stock began trading on the NASDAQ Capital Market on March 19, 2013. On April 15, 2013, we received a letter from the NASDAQ office of General Counsel, Hearings, advising us that the appeals panel had determined to continue our listing on the NASDAQ Capital Market based on our having regained or maintained compliance with the listing requirements. See Part II, Item 1A - Risk Factors.

Results of Operations
As previously discussed, in the first quarter of 2012 we decided to exit our operations in India, the Asia Pacific region, France and the Netherlands. As of January 1, 2012, all of the operations related to these regions, as well as any resulting gain or loss recognized from the exit activity are reported as discontinued operations in the condensed consolidated financial statements. See Note 3 - Discontinued Operations to our condensed consolidated financial statements for more information.

Total revenues

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Total revenues	$18,372	$22,786	$(4,414)	(19.4)%

Total revenues for the three months ended March 31, 2013 decreased $4.4 million, or 19.4%, compared to the three months ended March 31, 2012. This decrease is primarily due to:

•	$3.9 million reduction attributable to lower revenue from our U.S. carrier customers;

•	$1.2 million of decreased revenue from the premium messaging business reflecting our decision to exit this business in late 2012; and

•	$0.6 million decrease in revenue associated with our mobile media enterprise solutions.
The decrease was partially offset by:

•	$0.9 million increase in revenue attributable to our advertising business, primarily due to an increase in customers; and

•	$0.4 million increase in revenue associated with Virgin Mobile in the UK, largely due to timing.

We generated 92.5% of our revenues in the U.S. for the three months ended March 31, 2013, as compared to 92.4% for the three months ended March 31, 2012.

Significant customers as a percentage of total revenues:

	Three Months Ended March 31,
	2013	2012
AT&T	56%	62%
Verizon Wireless	18%	19%

Operating expenses

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$3,851	$5,154	$(1,303)	(25.3)%
Datacenter and network operations*	3,029	3,441	(412)	(12.0)
Product development and sustainment*	1,947	5,032	(3,085)	(61.3)
Sales and marketing*	2,418	2,525	(107)	(4.2)
General and administrative*	4,820	6,298	(1,478)	(23.5)
Depreciation and amortization	1,560	1,754	(194)	(11.1)
Restructuring	—	2,037	(2,037)	(100.0)
Total operating expenses	$17,625	$26,241	$(8,616)	(32.8)%
*     excluding depreciation

Direct third party expenses
For the three months ended March 31, 2013, direct third party expenses decreased $1.3 million, or 25.3%, compared to the three months ended March 31, 2012. This decrease was primarily due to:

•	$1.2 million decrease in fees associated with the carrier business, largely driven by a reduction in associated revenues;

•	$0.8 million cost improvement reflecting penalties incurred during the three months ended March 31, 2012 related to our volume minimums in the premium messaging business that were not met; and

•	$0.2 million decrease in fees associated with our Canadian messaging business largely due to reduced usage of external vendors on professional services projects.
These decreases were partially offset by a $0.9 million increase in costs associated with our mobile media and advertising business, primarily fees paid to publishers for displaying customer advertisements.

Datacenter and network operations, excluding depreciation
For the three months ended March 31, 2013, datacenter and network operations expense, excluding depreciation, decreased $0.4 million, or 12.0%, compared to the three months ended March 31, 2012. This decrease was primarily driven by:

•	$0.5 million decrease in software and maintenance costs; and

•	$0.1 million decrease in contractor expenses due to a reduction in the use of internal and offshore contractors.
These decreases were partially offset by a $0.1 million increase in bandwidth and hosting expense.

Product development and sustainment, excluding depreciation
For the three months ended March 31, 2013, product development and sustainment expense, excluding depreciation, decreased $3.1 million, or 61.3%, as compared to the three months ended March 31, 2012. This decrease was primarily due to:

•	$2.0 million reduction in salaries and benefits reflecting a reduction in headcount and capitalization of certain software development costs associated with our Voltari-Connect platform;

•	$0.9 million decrease in offshore contractor expenses primarily due to the exit from the majority of our international operations in 2011 and 2012; and

•	$0.2 million reduction in facilities and equipment costs, primarily resulting from a decrease in allocated rent expense.

Sales and marketing, excluding depreciation
For the three months ended March 31, 2013, sales and marketing expense, excluding depreciation, decreased $0.1 million, or 4.2%, compared to the three months ended March 31, 2012 . This decrease was primarily due to a $0.2 million reduction in salaries and benefits reflecting a reduction in headcount, partially offset by higher recruiting fees and consulting expenses incurred during the current quarter.

General and administrative, excluding depreciation
For the three months ended March 31, 2013, general and administrative expense, excluding depreciation, decreased $1.5 million, or 23.5%, as compared to the three months ended March 31, 2012. This decrease was primarily due to:

•	$2.3 million reduction in salaries and benefits and other employee expenses reflecting a reduction in headcount; and

•	$0.3 million decrease in facilities and equipment costs, primarily a reduction in allocated rent attributable to lower headcount.
These decreases were partially offset by a $1.2 million increase in legal, accounting, printing and other professional services, primarily costs associated with various SEC filings during the 2013 first quarter.

Depreciation and amortization
For the three months ended March 31, 2013, depreciation and amortization expense decreased $0.2 million, or 11.1%, compared to the three months ended March 31, 2012. The decrease was primarily due to a reduction in amortization associated with intangible assets as the direct result of impairment of certain intangible assets that occurred in December 2012. The decrease also reflects accelerated depreciation of certain fixed assets associated with our corporate headquarters, the majority of which were fully depreciated by the end of 2012.

Restructuring
During the first quarter of 2012, as part of the overall realignment of our strategic path, and following the termination of our agreement with XL on December 31, 2011, we initiated a restructuring plan related to our international operations. In connection with the implementation of the restructuring plan, we incurred $2.0 million of restructuring charges during the three months ended March 31, 2012, primarily costs associated with involuntary termination benefits and retention bonuses.
Other expense, net

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Other income (expense)	$(58)	$4
Interest and investment income, net	7	—
Interest expense	(500)	(461)
Total other expense, net	$(551)	$(457)

For the three months ended March 31, 2013 and 2012, other expense, net, of $0.6 million and $0.5 million, respectively, primarily consists of interest expense associated with the term loan we entered into on September 16, 2011. See Note 5—Debt Facilities to our condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.
Provision for income taxes

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Provision for income taxes	$—	$92

The provision for income taxes for the three months ended March 31, 2012 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with our acquisition of Adenyo and InfoSpace Mobile.

Our historical lack of profitability is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets and accordingly, we maintain a full valuation allowance against our net deferred tax assets.

Loss from discontinued operations

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Loss from discontinued operations	$—	$(4,681)	$4,681	(100.0)%

Loss from discontinued operations of $4.7 million for the three months ended March 31, 2012 includes the results of our operations in India, the Asia Pacific region, the Netherlands and France. See Note 3 - Discontinued Operations to our condensed consolidated financial statements for more information.
Net income (loss)

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Net income (loss)	$196	$(8,685)	$8,881	(102.3)%
For the three months ended March 31, 2013, net income was $0.2 million, compared to a net loss of $8.7 million for the three months ended March 31, 2012. The $8.9 million increase in net income (reduction in net loss) is primarily due to:

•	$8.6 million reduction in operating expenses; and

•	$4.7 million loss from discontinued operations in 2012.
These decreases were partially offset by a $4.4 million decline in revenues.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating expenses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal sources of liquidity as of March 31, 2013 consisted of cash and cash equivalents of $54.3 million.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital, and on our not experiencing any events that may accelerate the payment of our term loan or cause redemption of our Series J preferred stock. Our liquidity may also be adversely impacted if and to the extent that our Series J preferred stock becomes redeemable. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue, and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer-term business plan. We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in Part II, Item 1 - Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

Rights Offering. In October 2012, we completed a rights offering pursuant to which we received approximately $27.8 million in net proceeds in exchange for the issuance of Series J redeemable preferred stock and common stock warrants. We intend to use these proceeds for general corporate and working capital purposes, which may include any acquisitions we may pursue. We have no current plans to pursue any specific acquisition.

Term Loan. We entered into a $20.0 million term loan with High River on September 16, 2011, which term loan was subsequently amended. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance. It is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore

International and Motricity Canada. The principal and interest of the term loan are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among other things, we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended ("Code")) that (i) results in a substantial limitation on our ability to use our net operating loss carryforwards and related tax benefits or (ii) if the shares of our Series J preferred stock or any other preferred stock we may issue become redeemable at the option of the holders or (iii) if we are required to pay the liquidation preference for such shares. Subject to certain limited exceptions, the term loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions, including dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities. High River is beneficially owned by Carl C. Icahn, who, as of May 3, 2013, beneficially owns approximately 30.4% of the Company's outstanding shares of common stock, controls approximately 14.5% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Brett M. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn's wife's daughter. The term loan, as amended, was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.

Cash Flows
As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $54.3 million and $51.5 million, respectively. The $2.8 million increase reflects $3.9 million of cash provided by operating activities, partially offset by $0.6 million of cash used in investing activities and $0.4 million of cash used in financing activities.

Net Cash Provided by Operating Activities
For the three months ended March 31, 2013, cash of $3.9 million was provided by operating activities. Cash provided by operating activities consisted primarily of our net income of $0.2 million, adjusted for a $1.6 million net change in our operating assets and liabilities, as well as various non-cash items including $1.6 million for depreciation and amortization, $0.5 million for non-cash interest expense and $0.1 million for stock-based compensation expense. The change in our operating assets and liabilities was driven by a decrease in accounts receivable, primarily related to timing of invoicing and cash collection, as well as a reduction in prepaid expenses, partially offset by a decrease in accounts payable and accrued expenses.

Net Cash Used in Investing Activities
For the three months ended March 31, 2013, cash of $0.6 million was used in investing activities. During the period, we capitalized software development costs of $0.5 million associated with our Voltari-Connect platform, including costs to develop new software products and significant enhancements to existing software products. We also used $0.1 million of cash to purchase property and equipment associated with our network operations.

Net Cash Used in Financing Activities
For the three months ended March 31, 2013, cash used in financing activities consisted of $0.4 million paid for rights offering costs.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions and in certain cases the difference may be material. Any differences may have a material impact on our financial condition and results of operations. For a discussion of how these and other factors may affect our business, see Recent Developments above and Risk Factors in Part II, Item 1A of this report, as well as other cautionary statements set forth in this report.

Our critical accounting policies are available in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have not been any material changes with respect to these policies or estimates during the period covered by this Quarterly Report on Form 10-Q, other than as noted below.

During the three months ended March 31, 2013, we began capitalizing certain software development costs associated with our Voltari-Connect platform, which include the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred. We capitalize software development costs when application development begins, it is probable that the project will be completed and the software will be used as intended. Such capitalized costs are included within Property and equipment, net, on our condensed consolidated balance sheets and amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. For the three months ended March 31, 2013, we capitalized software development costs of $0.5 million.

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements and believe none will have a material effect on our financial condition, results of operations or cash flows.

Item 3.    Qualitative and Quantitative Disclosures about Market Risk.

There have been no material changes from the qualitative and quantitative disclosures about market risk, including interest rate risk, foreign currency risk and risk of inflation, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Administrative Officer, who is currently serving as our principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Administrative Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective April 12, 2013, Nathan Fong, our Chief Financial Officer, resigned from his position with the Company. Mr. Fong played a significant role in our internal control over financial reporting, most notably performing review and approval functions with respect to accounting transactions and related disclosures. Subsequent to Mr. Fong’s departure, management has evaluated the Company’s internal control over financial reporting and reassigned his responsibilities to appropriate personnel to ensure the integrity of our internal control environment.

PART II

Item 1.    Legal Proceedings.

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 20(a) of the Securities Exchange Act (the “Exchange Act”) by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities

Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011. The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013.
Derivative Actions. In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers (including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jay A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner, James L. Nelson and Jay Firestone) in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. Two of the derivative actions were consolidated on October 27, 2011. On November 8, 2011, the parties filed a stipulation to stay completely the consolidated derivative action until the Court rules on the forthcoming dismissal motion in the consolidated class action. The court granted the parties' stipulation on November 10, 2011, thereby staying the consolidated derivative action. On November 14, 2011, the third derivative action was transferred to the consolidated derivative proceeding, thereby subjecting it to the proceeding's litigation stay.

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Additional information with respect to this Item may be found in Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference, and additional information on our commitments and contingencies can be found in Note 10 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

Item 1A.    Risk Factors.
The following risk factors should be considered carefully in addition to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 filed by Motricity, Inc. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition or operating results could be materially adversely affected.
Our failure to raise additional capital or generate the cash flows necessary to repay any amounts outstanding under our term loan when due and to maintain and expand our operations and invest in our services could result in a default under our term loan and reduce our ability to continue normal operations. We may not have sufficient capital to pay amounts outstanding under our $20 million term loan when due or to redeem our Series J preferred stock with an aggregate redemption price, including paid-in-kind dividends and accrued dividends, of approximately $31.9 million as of March 31, 2013. This could adversely affect our ability to continue normal operations and could result in the loss of your entire investment.
We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next twelve months. This, however, may not be the case. Our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital and on our not experiencing any events that may accelerate the payment of our $20.0 million term loan plus tax and any unpaid accrued interest thereon (which as of March 31, 2013 was approximately $3.0 million). Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan, including capital to complete planned upgrades and enhancements to our products and services, increase our investment in capital equipment to support new and existing customers, extend our marketing and sales efforts, and make strategic acquisitions if attractive opportunities become available. Our future capital requirements will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the time and cost of our service enhancements, the rate of growth of the mobile media and enterprise business, the rate of mobile data subscriber growth, the acceptance rate of mobile devices as multi-functional computing platforms, the demand for wireless applications, the time and cost of successfully entering into new customer contracts and the amount of investment needed to achieve our sales and marketing objectives.

If we raise additional capital in an equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock and/or Series J preferred stock could decline. If we engage in debt financing, we may be required to accept terms that further restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. We may not be able to raise any additional capital that we may require on terms acceptable to us or at all. Our failure to do so could result, among other things, in a default under our term loan, loss of our customers and a loss of your entire investment.
We may not have sufficient capital to pay any amounts outstanding under our term loan when due or to redeem our Series J preferred stock. This could adversely affect our ability to continue normal operations and could result in the loss of your entire investment.
Certain events, such as a sale of substantially all of our assets, and certain business combinations and mergers, which cause a change of 20% or more of the voting power of our company, an ownership change adversely affecting our ability to use our net operating loss carryforwards and related tax benefits, give the holders of our Series J preferred stock a right to require us to redeem their Series J preferred stock and may result in the acceleration of our term loan.

Our term loan may be accelerated if the right of our Series J preferred stockholders to require us to redeem their shares of Series J preferred stock is triggered or if we experience an ownership change (within the meaning of Section 382 of the Code) as described above. If any of these events were to occur and we were required to repay any amounts outstanding under our term loan or redeem our Series J preferred stock, we might not have sufficient capital to do so or to continue normal operations and you could lose your entire investment.
We are increasing our focus on our mobile media business and have deemphasized our wireless carrier business. If we are unable to successfully realign our business to focus on our mobile media business our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Historically, we depended on a limited number of significant wireless carriers for a substantial portion of our revenues. In 2011, we generated approximately 58% and 21% of our total revenue from contracts with AT&T and Verizon, respectively. In 2012, we generated approximately 61% and 15% of our total revenue from contracts with AT&T and Verizon, respectively. For the three months ended March 31, 2013, we generated approximately 56% and 18% of our total revenue from contracts with AT&T and Verizon, respectively. On December 17, 2012, our largest customer, AT&T provided us with notice that it would be terminating the Second Amended and Restated Wireless Service Agreement and all services thereunder (effective June 30, 2013) pursuant to its right to termination for convenience thereunder. On April 25, 2013, AT&T exercised its right to terminate the AppCenter Agreement, also effective on June 30, 2013. Our other significant customer, Verizon, may terminate our agreements by giving advance notice. In light of that we have decided to wind up our United States carrier business and increase our focus on our mobile media business. This could result in lower revenues than expected and increased business development, marketing and sales expenses and cause our business to be less profitable and our results of operations to be adversely affected. There are no assurances that we will be able to generate sufficient revenues from our other customers.
As a result of the implementation of measures designed to protect the use of our net operating losses and related tax benefits (“NOLs”) by restricting transfers of our common stock to the extent such transfers would affect the percentage of stock that is treated as owned by a five-percent stockholder, your ability to transfer your shares of common stock and your opportunity to receive a premium on our stock may be limited.
On April 9, 2013, our stockholders approved a holding company reorganization in which each share of what was then Motricity common stock was exchanged for one share of Voltari common stock. As a result of this transaction, shares of our common stock are subject to transfer restrictions contained in our certificate of incorporation. In general, the transfer restrictions prohibit transfers having the effect of increasing the ownership of our common stock by (i) any person from less than 5% to 5% or more or (ii) any person owning or deemed to own 5% of more of our common stock without our consent. Consequently, your ability to transfer your shares of common stock may be limited.
Even if our Board of Directors consented to a significant stock acquisition, a potential buyer might be deterred from acquiring our common stock while we still have significant tax losses being carried forward, because such an acquisition might trigger an ownership change and severely impair our ability to use our NOLs against future income. Thus, this potential tax situation could have the effect of delaying, deferring or preventing a change in control and, therefore, could affect adversely our shareholders' ability to realize a premium over the then prevailing market price for our common stock in connection with a change in control. The transfer restrictions that apply to shares of our common stock, although designed as a protective measure to avoid an ownership change, may have the effect of impeding or discouraging a merger, tender offer or proxy contest, even if such a transaction may be favorable to the interests of some or all of our shareholders. This effect might prevent our stockholders from realizing an opportunity to sell all or a portion of their common stock at a premium to the prevailing market price. In addition, the transfer restrictions may delay the assumption of control by a holder of a large block of our common stock and the removal of incumbent directors and management, even if such removal may be beneficial to some or all of our stockholders.
We operate in an intensely competitive industry, and we may not be able to compete successfully.
The market for mobile media services is highly competitive, with numerous companies providing mobile advertising services. We compete with, among others, Google Inc. and Apple Inc., both of which are significantly larger than we are and have more capital to invest in their mobile advertising businesses. They, or other companies that offer competing mobile media solutions, may establish or strengthen cooperative relationships with their mobile operator partners, brand advertisers, app developers or other parties, thereby limiting our ability to promote our services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers and other customers. Other companies that offer analytics, mediation, exchange or other third-party services may also become intermediaries between mobile advertisers and thereby compete with us. Any of these developments would make it more difficult for us to sell our services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.
The market for mobile media services may deteriorate or develop more slowly than expected, which could harm our business.
Advertising and marketing using mobile connected devices is still a relatively new business activity. Advertisers have historically spent a smaller portion of their marketing and advertising budgets on mobile media as compared to traditional methods, such as television, newspapers, radio and billboards, or online advertising over the internet, such as placing banner ads on websites. Future demand and market acceptance for mobile media services is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising. In addition, our current and potential advertiser and marketing clients may ultimately find mobile media services to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile media from current levels as a result. If the market for mobile advertising deteriorates, or develops more slowly than we expect, we may not be able to increase our revenue.
Our business is dependent on the continued growth in usage of smartphones, tablets and other mobile connected devices.
Our business depends on the continued proliferation of mobile connected devices, such as smartphones and tablets, that can connect to the internet over a cellular, wireless or other network, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons, such as:

-	inadequate network infrastructure to support advanced features beyond just mobile web access;

-	users' concerns about the security of these devices;

-	inconsistent quality of wireless connections;

-	unavailability of cost-effective, high-speed internet service; and

-	changes in network carrier pricing plans that charge device users based on the amount of data consumed.
For any of these reasons, users of mobile connected devices may limit the amount of time they spend on these devices and the number of apps they download on these devices. If user adoption of mobile connected devices and consumer consumption of content on those devices do not continue to grow, our total addressable market size may be significantly limited, which could compromise our ability to increase our revenue and to become profitable.
If mobile connected devices, their operating systems or content distribution channels develop in ways that prevent our services from being delivered to their users, our ability to grow our business will be impaired.
Our business model depends upon the continued compatibility of our Voltari-Connect platform with most mobile connected devices, as well as the major operating systems that run on them and the thousands of apps that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers, such as Verizon, AT&T or T-Mobile, may also take steps to limit their customers' ability to download apps or access specified content on mobile devices.

In some cases, the parties that control the development of mobile connected devices and operating systems include companies that are our competitors. For example, Apple controls two of the most popular mobile devices, the iPhone and the iPad, as well as the iOS operating system that runs on them. Apple also controls the App Store for downloading apps that run on Apple's mobile devices. Similarly, Google controls the Android operating system and, following its recent acquisition of Motorola Mobility, it now controls a significant number of additional mobile devices. If our platform were unable to service these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide ads on them, our ability to generate revenue could be significantly harmed.
We do not control the mobile networks over which we provide our services.
Our mobile media business is dependent on the reliability of network operators and carriers who maintain sophisticated and complex mobile networks, as well as our ability to deliver ads and services on those networks at prices that enable us to realize a profit. Mobile networks have been subject to rapid growth and technological change, particularly in recent years. We do not control these networks.

Mobile networks could fail for a variety of reasons, including new technology incompatibility, the degradation of network performance under the strain of too many mobile consumers using the network, a general failure from natural disaster or a political or regulatory shut-down. Individuals and groups who develop and deploy viruses, worms and other malicious software programs could also attack mobile networks and the devices that run on those networks. Any actual or perceived security threat to mobile devices or any mobile network could lead existing and potential device users to reduce or refrain from mobile usage or reduce or refrain from responding to the services offered by our customers. If the network of a mobile operator should fail for any reason, we would not be able to effectively provide our services to our clients through that mobile network. This in turn could hurt our reputation and cause us to lose significant revenue.
Mobile carriers may also increase restrictions on the amounts or types of data that can be transmitted over their networks. We currently generate different amounts of revenue from our customers based on the kinds of ads we deliver, such as display ads, rich media ads or video ads. In some cases, we are paid by advertisers on a cost-per-thousand, or CPM, basis depending on the number of ads shown. In other cases, we are paid on a cost-per-click (CPC), cost-per-action (CPA) or cost-per-installation (CPI) basis depending on the actions taken by the mobile device user. Different types of ads or services consume differing amounts of bandwidth and network capacity. If a network carrier were to restrict the amounts of data that can be delivered on that carrier's network, or otherwise control the kinds of content that may be downloaded to a device that operates on the network, it could negatively affect our pricing practices and inhibit our ability to deliver targeted advertising or marketing to that carrier's users, both of which could impair our ability to generate revenue.
Mobile connected device users may choose not to allow advertising on their devices.
The success of our mobile media business model depends on our ability to deliver targeted, highly relevant ads and services to consumers on their mobile connected devices. Targeting is effected primarily through analysis of data, much of which is collected on the basis of user-provided permissions. This data might include a device's location or data collected when device users view an ad, a message or a video or when they click on or otherwise engage with an ad. Users may elect not to allow data sharing for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising or marketing. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads or services on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads or messages from appearing on their mobile device screens. If any of these developments were to occur, our ability to deliver effective campaigns on behalf of our mobile media clients would suffer, which could hurt our ability to generate revenue and become profitable.
We may not be able to enhance our platform to keep pace with technological and market developments.
The market for mobile media services is characterized by rapid technological change, evolving industry standards and frequent new service introductions. To keep pace with technological developments, satisfy increasing customer requirements, maintain the attractiveness and competitiveness of our mobile media solutions and ensure compatibility with evolving industry standards and protocols, we will need to regularly enhance our current services and to develop and introduce new services on a timely basis. Our inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling mobile advertising services in response to changing market conditions and technologies or evolving expectations of advertisers or mobile device users could hurt our ability to grow our business and could result in our platform becoming obsolete.
Our mobile media business depends on our ability to collect and use data, and any limitation on the collection and use of this data could significantly diminish the value of our services and cause us to lose clients and revenue.

When we deliver an ad or a service to a mobile device, we are often able to collect anonymous information placement and the reactions of the mobile device user, such as whether the user visited a landing page or watched a video. We may also be able to collect information about the user's mobile location. As we collect and aggregate this data provided by billions of ad impressions, we analyze it in order to optimize the placement and scheduling of ads and the offer of services. For example, we may use the collected information to limit the number of times a specific ad or opportunity is presented to the same mobile device, to provide an ad or opportunity to only certain types of mobile devices, or to provide a report to an advertiser client on the number of its ads that were clicked.
Although the data we collect is not personally identifiable information, our clients might decide not to allow us to collect all or a portion of this data or might limit our use of this data. Any limitation on our ability to collect data about user behavior and interaction with mobile device content or to use the data we collect could make it more difficult for us to deliver effective mobile advertising programs that meet the demands of our clients.
Although our contracts with advertisers generally permit us to aggregate data from advertising campaigns, these clients might nonetheless request that we discontinue using data obtained from their campaigns that have already been aggregated with other clients' campaign data. It would be difficult, if not impossible, to comply with these requests, and these kinds of requests could also cause us to spend significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze mobile device user data from our clients' advertising campaigns. If that happens, we may not be able to optimize the placement of advertising or opportunities, which could make our services less valuable, and, as a result, we may lose clients and our revenue could decline.
Our business depends in part on our ability to collect and use location-based information about mobile connected device users.
Our business model depends in part upon our ability to collect data about the location of mobile connected device users when they are interacting with their devices, and then to use that information to provide effective targeted advertising on behalf of our advertising clients. Our ability to either collect or use location-based data could be restricted by a number of factors, including new laws or regulations, technology or consumer choice. Limitations on our ability to either collect or use location data could impact the effectiveness of our platform and our ability to target ads.
Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.
In the course of providing our services, we transmit and store information related to mobile devices, the ads we place and the services we deliver including a device's geographic location for the purpose of delivering targeted location-based ads or opportunities to the user of the device. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy or consumer protection, could result in proceedings or actions against us by governmental entities or others. We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy-related laws. These proceedings could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.
The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices.
The U.S. government, including the Federal Trade Commission, or FTC, and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The FTC has also proposed revisions to the Children's Online Privacy Protection Act, or COPPA, that could, if adopted, create greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining parental permission, on website operators to the extent they collect certain information from children who are under 13 years old. The proposed changes would broaden the applicability of COPPA, including the types of information that would be subject to these regulations, and could apply to information that we or our clients collect through mobile devices or apps that is not currently subject to COPPA.

Compliance with regulations that differ from country to country may also impose substantial burdens on our business. In particular, the European Union has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. In addition, individual EU member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country. In January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework, including changes in obligations of data controllers and processors, the rights of data subjects and data security and breach notification requirements. The EU proposals, if implemented, may result in a greater compliance burden if we deliver ads to mobile device users in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy.
Seasonal fluctuations in mobile advertising and marketing activity could adversely affect our cash flows.
Our cash flows from operations could vary from quarter to quarter due to the seasonal nature of our customers' spending. For example, many advertisers devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday purchasing. Our operating cash flows could fluctuate materially from period to period as a result.
We do not have long-term agreements with our clients, and we may be unable to retain key clients, attract new clients or replace departing clients with clients that can provide comparable revenue to us.
Our success requires us to maintain and expand our current client relationships and to develop new relationships. Our contracts with our mobile media clients generally do not include long-term obligations requiring them to purchase our services and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility as to our future mobile media revenue streams. There can be no assurance that our mobile media clients will continue to use our services or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue.
Our mobile media sales efforts require significant time and expense.
Attracting new mobile media clients requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to potential advertiser clients who do not currently spend on mobile advertising or are unfamiliar with our current services or platform. Furthermore, many of our clients' purchasing and design decisions typically require input from multiple internal constituencies. As a result, we must identify those involved in the purchasing decision and devote a sufficient amount of time to presenting our services to each of those individuals.
We often need to spend substantial time and effort educating potential mobile media clients about our offerings, including providing demonstrations and comparisons against other available services. This process can be costly and time-consuming. If we are not successful in streamlining our sales processes with advertisers, our ability to grow our business may be adversely affected.
If we do not achieve satisfactory results under performance-based pricing models, we could lose clients and our revenue could decline.
We offer our mobile services to customers based on a variety of pricing models, including CPM, CPA, CPC and CPI. Under performance-driven CPA and CPC pricing models, from which we currently derive a significant portion of our revenue, customers only pay us if we provide the results they specify. These results-based pricing models differ from fixed-rate pricing models, like CPM, under which the fee is based on the number of times the ad is shown, without regard to its effectiveness. As a result, under our contracts with customers that provide for us to be paid on a CPC, CPA or CPI basis, we must be able to develop effective ad campaigns that result in the desired actions being taken by consumers. If we are not able to perform effectively under these arrangements, it could hurt our reputation and could cause our revenues to decline.
If we cannot increase the capacity of our mobile media technology platform to meet advertiser or device user demand, our business will be harmed.
We must be able to continue to increase the capacity of our Voltari-Connect technology platform in order to support substantial increases in the number of advertisers, marketers and device users, to support an increasing variety of mobile media formats and to maintain a stable service infrastructure and reliable service delivery. If we are unable to efficiently and effectively increase the scale of our mobile marketing platform to support and manage these developments and the expected increase in mobile device users, while also maintaining a high level of performance, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to support emerging mobile media formats or services preferred by potential customers, we may be unable to obtain new customers or may lose existing clients, and, in either case, our revenue could decline.

If we fail to detect click fraud or other invalid clicks on ads or messages, we could lose the confidence of our mobile media clients, which would cause our business to suffer.
Our mobile media business relies on delivering positive results to our clients. We are exposed to the risk of fraudulent and other invalid clicks or conversions that clients may perceive as undesirable. Because of their smaller sizes as compared to personal computers, mobile device usage could result in a higher rate of accidental or otherwise inadvertent clicks by a user. Invalid clicks could also result from click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected customers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our services, refusals to pay, refund demands or withdrawal of future business. Any of these occurrences could damage our brand and lead to a loss of customers and revenue.
System failures could significantly disrupt our operations and cause us to lose customers or advertising inventory.
Our success depends on the continuing and uninterrupted performance of our own internal systems, which we utilize to place ads and opportunities, monitor the performance of advertising and marketing campaigns and manage our inventory of advertising space. Our revenue depends on the technological ability of our platform to deliver ads and opportunities and measure them on a CPM, CPC, CPA or CPI basis. Sustained or repeated system failures that interrupt our ability to provide services to clients, including technological failures affecting our ability to deliver ads quickly and accurately and to process mobile device users' responses to ads and opportunities, could significantly reduce the attractiveness of our services to advertisers and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures.
Activities of our mobile media clients could damage our reputation or give rise to legal claims against us.
Our clients' promotion of their products and services may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our clients to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although we are normally indemnified by the advertisers, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time-consuming to defend and could also hurt our reputation within the mobile advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend significant resources.
Competition for our employees is intense and failure to retain and recruit skilled personnel could negatively affect our financial results as well as our ability to maintain relationships with clients, service existing and new contracts, and drive future growth.
We provide sophisticated mobile data delivery platforms and services to our customers. To attract and retain customers and service our existing and new contracts, we believe we need to demonstrate professional acumen and build trust and strong relationships, and that we must retain, identify, recruit, and motivate new hardware and software engineers, programmers, technical support personnel and marketing and sales representatives. Competition is intense for skilled personnel with engineering, product development, technical and marketing and sales experience, and we may not be able to retain and/or recruit individuals that possess the necessary skills and experience, or we may not be able to employ these individuals on acceptable terms and conditions, or at all. Moreover, competition has been increasing the cost of hiring and retaining skilled professionals as, among other reasons, other companies in the technology sector may offer more compensation, particularly in the form of equity awards. Recent business challenges, the realignment of our strategic path, including our decision to end the process of selling our carrier business, reductions in force and changes in our executive management team have also increased turnover of our skilled personnel and we may continue to experience such turnover in the future. Our business and growth may suffer if we are unable to retain current personnel and hire other skilled personnel.
We are exploring various financing alternatives and considering our strategic direction as a whole. We may experience difficulties in consummating financing alternatives and realigning our strategic path, and any such alternatives and realignment of our strategic path may not lead to the achievement of desired results and this may cause concern among customers and adversely affect our business, our liquidity, and our ability to retain employees.
We cannot assure that we will be successful in exploring, pursuing or consummating any financing alternatives or in realigning our strategic path. Moreover, the process of exploring financing, realigning our strategic path, and effecting cost reductions may be disruptive to our business. An inability to effectively manage the process could materially and adversely affect our business, financial condition or results of operations. If we are not able to consummate financing or to successfully realign our strategic path and manage the reduction of our costs, our liquidity, capital resources and our business may be adversely affected.
Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.
In January 2012, we hired Richard Stalzer as President of our mobile marketing and advertising business, and Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. In August 2011, James R. Smith, Jr., our former President and Chief Operating Officer, assumed the role of interim Chief Executive Officer and his employment with the company subsequently terminated effective November 15, 2012, at which time Mr. Stalzer was appointed Chief Executive Officer. Additionally, on May 21, 2012, we entered into an employment offer letter with Nathan Fong pursuant to which Mr. Fong commenced serving as our Chief Financial Officer on June 12, 2012. Effective November 15, 2012, Mr. Fong assumed the additional role of Chief Operating Officer. On March 26, 2013, Mr. Fong notified the Company that he would resign from his positions as Chief Financial Officer and Chief Operating Officer, effective April 12, 2013. We have initiated a search for candidates for the positions of Chief Financial Officer and Chief Operating Officer, but we cannot assure that our efforts to identify and recruit a permanent replacement will be successful. Further, Richard Sadowsky who had, since July of 2012, been serving as our General Counsel on secondment from SNR Denton US LLP, was appointed Chief Administrative Officer as well as General Counsel to begin serving as an employee of the Company commencing January 1, 2013. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.
We implemented cost saving measures in the third and fourth quarters of 2011, 2012 and the first quarter of 2013 and may implement additional cost saving measures in the future. If we are not successful in implementing future cost savings initiatives, our operating results and financial condition could be adversely affected. We may also experience an adverse impact on our business as a result of the reduction in force.
In the third and fourth quarters of 2011, 2012 and the first quarter of 2013, we implemented a reduction in our global workforce, canceled hiring plans and implemented other cost saving measures. These measures were designed to realign our strategic path, streamline our business, improve quality and integrate our acquisition of Adenyo. We continue to review our cost structure and may implement further cost saving initiatives. We cannot guarantee that we will be successful in implementing such initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, a reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.
Any material weaknesses in our internal controls over financial reporting or failure to maintain proper and effective internal controls could impair our ability to produce accurate and timely financial statements and investors' views of us could be harmed.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can manage our business and produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Beginning with fiscal year 2011, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing this assessment. Our compliance with Section 404 has required and will continue to require that we incur additional expense and expend management time on compliance-related issues. If we fail to maintain proper internal controls, our business could be adversely affected, our ability to predict our cash needs, and the market's confidence in our financial statements could decline and the market price of our common stock could be adversely affected.
Our product development investments may not lead to successful new services or enhancements.
We expect to continue to invest in research and development for the introduction of new products and enhancements to existing services designed to improve the capacity, data processing rates and features of our services. Particularly with our increased emphasis on the mobile enterprise and marketing business, we must also continue to develop new products and services while we continue to develop existing features and to improve functionality of our platform based on specific customer requests and anticipated market needs. Research and development in the mobile data services industry, however, is complex, expensive and uncertain. We believe that we must continue to dedicate a significant amount of resources to research and development efforts to maintain our competitive position. If we are not able to expend sufficient capital on such research and development or if our efforts do not lead to the successful introduction of service enhancements that are competitive in the marketplace, there could be a material adverse effect on our business, operating results, financial condition and market share.

Our business is susceptible to risks associated with international sales and operations.
We are no longer in business in India, the Asia Pacific region, France and the Netherlands and are generally evaluating our business outside North America. We continue to operate in the UK and Canada. As a result, we are subject to the additional risks of conducting business outside the U.S., which may include:

-	increased costs and resources related to any discontinuation or divestitures of operation in such jurisdictions;

-	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

-	difficulties managing and staffing international operations;

-	unexpected changes in, or impositions of, legislative, regulatory or tax requirements and burdens of complying with a wide variety of foreign laws and other factors beyond our control;

-	compliance with anti-corruption and bribery laws, including the Foreign Corrupt Practices Act of 1977;

-	changes in diplomatic, trade or business relationships;

-	foreign currency fluctuations that may substantially affect the dollar value of our revenue and costs in foreign markets; and

-	increased financial accounting and reporting burdens.
We have a history of net operating losses and may continue to suffer losses in the future.
For the years ended December 31, 2007, 2008, 2009, 2010 and 2011 and 2012, we had net losses of approximately $77.9 million, $78.0 million, $16.3 million, $7.0 million, $195.4 million and $34.2 million, respectively. If we cannot become profitable, our financial condition will deteriorate further, and we may be unable to achieve our business objectives.
If we are unable to protect the confidentiality of our proprietary information, the value of our technology could be adversely affected.
Our business relies upon certain unpatented or unregistered intellectual property rights and proprietary information, including the mCore platform. Consequently, although we take measures to keep our key intellectual property rights and proprietary information confidential, we may not be able to protect our technology from independent invention by third parties. We currently attempt to protect most of our key intellectual property through a combination of trade secret, copyright and other intellectual property laws and by entering into employee, contractor and business partner confidentiality agreements. Such measures, however, provide only limited protection, and under certain circumstances we may not be able to prevent the disclosure of our intellectual property, or the unauthorized use or reverse engineering or independent development of our technology. This may allow our existing and potential competitors to develop products and services that are competitive with, or superior to, our services. Further, we may choose to expand our international presence. However, many of these countries' intellectual property laws are not as stringent as those of the U.S. Effective patent, copyright, trademark and trade secret protections may be unavailable or limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these countries from using or infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in these regions or otherwise harm our business. In the future, we may also have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management's attention and resources. In addition, such litigation may not be successful.
We may not be able to realize value from our NOLs.
As of December 31, 2012, we had NOLs of approximately $332.6 million that expire between 2019 and 2032. If we had an “ownership change” as defined in section 382 of the Internal Revenue Code (“Section 382”), our NOLs generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon a review of past changes in our ownership, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these NOLs. However, we cannot assure you that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our NOLs to offset future taxable income.
Generally, an ownership change occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation's stock, increase or decrease their aggregate percentage ownership by 50% or more as compared to the lowest percentage of stock owned by such stockholders at any time during the preceding three-year period.

On April 9, 2013, our stockholders approved a holding company reorganization in which each share of what was then Motricity common stock was exchanged for one share of our common stock. As a result of this transaction, shares of our common stock are subject to transfer restrictions contained in our certificate of incorporation. In general, the transfer restrictions prohibit transfers having the effect of increasing the ownership of our common stock by (i) any person from less than 5% to 5% or more or (ii) any person owning or deemed to own 5% of more of our common stock without our consent.
While we expect that the transfer restrictions will help guard against a change of ownership occurring under Section 382 and the related rules, because we may use our common stock as consideration to make acquisitions, because we may decide (or need) to sell additional shares of our common stock in the future to raise capital for our business and because persons who held 5% or more of our stock prior to these restrictions taking effect can sell (and in some cases may have sold) shares of our stock, we cannot guarantee that these restrictions will prevent a change of ownership from occurring. Our board of directors also has the right to waive the application of these restrictions to any transfer.
We may not be able to make use of the existing tax benefits of the NOLs because we may not generate taxable income.
The use of the NOLs is subject to uncertainty because it is dependent upon the amount of taxable income and capital gains generated by us and our consolidated subsidiaries We have not, to date, generated taxable income on an annual basis, and there can be no assurance that we will have sufficient taxable income or capital gains in future years to use the NOLs before they begin expiring at varying dates starting in 2019.

Future legislation may impede our ability to realize the tax benefits of the NOLs.
It is possible that legislation or regulations will be adopted that would limit our ability to use the tax benefits associated with the NOLs. We are not aware, however, of any proposed changes in the tax laws or regulations that would materially affect our ability to use the NOLs.
The IRS could challenge the amount of the NOLs or claim that we experienced an ownership change, which could reduce the amount of NOLs that we can use.
The amount of the NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of the NOLs, which could result in an increase in our future income tax liability. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 of the Code and because of limitations on a publicly traded company's knowledge as to the ownership of, and transactions in, its securities. Therefore, we cannot assure you that a governmental authority will not claim that we experienced an ownership change and attempt to reduce or eliminate the benefit of the NOLs even if we are successful in implementing the protective measures subjecting our stock to transfer restrictions.
We expect that our revenue will fluctuate, which could cause our stock price to decline.
Any significant delays in the deployment of our services, unfavorable sales trends in our existing service categories, or changes in the spending behavior of wireless carriers could adversely affect our revenue growth. If our revenue fluctuates or does not meet the expectations of securities analysts and investors, our stock price would likely decline. Further, much of our revenue is based on managed services, which include a variable component that can fluctuate on a quarterly basis based on subscriber usage and acceptance of our media-based products.
We provide service level commitments to our wireless carrier customers, which could cause us to incur financial penalties if the stated service levels are not met for a given period and could significantly reduce our revenue.
Some of our customer agreements with wireless carriers provide service level commitments on a monthly basis. Our service level commitment varies by customer. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability and/or degraded performance of our service, we may incur financial penalties. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. The failure to meet our contractual level of service availability may require us to credit affected customers for a significant portion of their monthly fees, not just the value for the period of the downtime. As a result, failure to deliver services for a relatively short duration could result in our incurring significant financial penalties. Service level penalties represented 4% of total revenue in 2008, 1% of total revenue in 2009 and in 2010, less than 1% of total revenue in 2011 and 2012. We did not incur any service level penalties during the three months ended March 31, 2013. Any system failure, extended service outages, errors, defects or other performance problems with our managed and professional services could harm our reputation and may damage our customers' businesses.
We use datacenters to deliver our platform and services and any disruption of service at these facilities could harm our business.

We host our services and serve all of our customers from various datacenter facilities located around the U.S. Several of our datacenter facilities are operated by third parties. We do not control the operations at the third-party facilities. All of these facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. They also could be subject to break-ins, computer viruses, denial of service attacks, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the third-party facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Although we maintain off-site tape backups of our customers' data, we do not currently operate or maintain a backup datacenter for any of our services, which increases our vulnerability to interruptions or delays in our service. Interruptions in our services might harm our reputation, reduce our revenue, cause us to incur financial penalties, subject us to potential liability and cause customers to terminate their contracts other than in the customer-owned facility.
Capacity constraints could disrupt access to our services, which could affect our revenue and harm our reputation.
Our service goals of performance, reliability and availability require that we have adequate capacity in our computer systems to cope with the volume of traffic through our service delivery platforms. If we are successful in growing the size and scope of our operations, we will need to improve and upgrade our systems and infrastructure to offer our customers and their subscribers enhanced services, capacity, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business rises, with no assurance that our revenues will grow. If our systems cannot be expanded in a timely manner to cope with increased traffic we could experience disruptions in service, lower customer and subscriber satisfaction and delays in the introduction of new services. Any of these problems could impair our reputation and cause our revenue to decline.
Our solutions may contain undetected software errors, which could harm our reputation and adversely affect our business.
Our solutions are highly technical and have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been deployed and used by our wireless carrier customers. Any errors, defects or security vulnerabilities discovered in our solutions after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention away from the business and adversely affect the market's perception of us and our services. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our operating results and financial condition could be adversely affected.
If we are successful in realigning our strategic path and grow our business yet fail to manage such future growth effectively, our business could be harmed.
In the past, such as from 2006 to 2010, our revenue from continuing operations has grown. This growth placed significant demands on our management, operational and financial infrastructure. If we are to be able to grow effectively in the future and to manage such growth, if achieved, we must succeed in the realignment of our strategic path and improve and continue to enhance our managerial, operational and financial controls, and train and manage our employees. We must also manage new and existing relationships with customers, suppliers, business partners and other third parties. These activities will require significant expenditures and allocation of valuable management resources. If we fail to maintain the efficiency of our organization during periods of growth, our profit margins may decrease, and we may be unable to achieve our business objectives.
In 2011 and 2012, we recognized significant impairment losses related to our goodwill and intangible assets. We may also recognize impairment losses for subsequent periods which would adversely affect our financial results.
We are required under U.S. GAAP to test goodwill for impairment annually and to assess our amortizable intangible assets, including capitalized software costs, and long-lived assets, as well as goodwill, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Based on the presentation of our operations in India and the Asia Pacific region as well as of our subsidiaries in France and the Netherlands as discontinued operations on a retrospective basis, we recorded impairment charges of $140.5 million and $5.8 million in 2011 and 2009, respectively. Factors which have led to impairments include significant decline of our market capitalization below the book value of our net assets, changes in business strategy, restructuring of the business in connection with acquisitions, actual performance of acquired businesses below our expectations and expiration of customer contracts. Unanticipated events or changes in circumstances could adversely affect our ability to recover the carrying value of some or all of these assets. Based upon an anticipated reduction in the performance of our carrier business, primarily as a result of the loss of our contract with AT&T, as well as a sustained decline in our stock price resulting in a market capitalization below the book value of our net assets, we recorded impairment charges of $27.4 million in 2012. We may recognize additional impairment for subsequent periods. In addition, we may make additional acquisitions in the future which would increase the amount of such assets on our books that would be subject to potential future impairment. In the event any of our current or future assets became impaired the associated impairment charge could adversely impact our results of operations.
Our business involves the use, transmission and storage of confidential information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.
Our business activities involve the use, transmission and storage of confidential information. We believe that we take commercially reasonable steps to protect the security, integrity and confidentiality of the information we collect and store, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. If such unauthorized disclosure or access does occur, we may be required, under existing and proposed laws, to notify persons whose information was disclosed or accessed. We may also be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. The unauthorized disclosure of information may result in the termination of one or more of our commercial relationships and/or a reduction in customer confidence and usage of our services, which would have a material adverse effect on our business, operating results and financial condition.
We may be subject to liability for our use or distribution of information that we receive from third parties.
As part of our business, we obtain content and commercial information from third parties. When we distribute this information, we may be liable for the data contained in that information. There is a risk that we may be subject to claims related to the distribution of such content such as defamation, negligence, intellectual property infringement, violation of privacy or publicity rights and product or service liability, among others. Laws or regulations of certain jurisdictions may also deem some content illegal, which may expose us to additional legal liability. We also gather personal information from subscribers in order to provide personalized services. Gathering and processing this personal information may subject us to legal liability for, among other things, defamation, negligence, invasion of privacy and product or service liability. We are also subject to laws and regulations, both in the U.S. and abroad, regarding the collection and use of subscriber information. If we do not comply with these laws and regulations, we may be exposed to legal liability. Some of the agreements by which we obtain content do not contain indemnity provisions in our favor. Even if a given contract does contain indemnity provisions, they may not cover a particular claim or type of claim or the party granting indemnity may not have the financial resources to cover the claim. Our insurance coverage may be inadequate to cover fully the amounts or types of claims that might be made. Any liability that we incur as a result of content we receive from third parties could adversely affect our results of operations.
Actual or perceived security vulnerabilities in mobile devices and privacy concerns related to mobile device technology could negatively affect our business.
The security of mobile devices and wireless networks is critical to our business. Individuals or groups may develop and deploy viruses, worms and other malicious software programs that attack mobile devices and wireless networks. Security experts have identified computer worms targeted specifically at mobile devices. Security threats could lead some mobile subscribers to reduce or delay their purchases of mobile content and applications in an attempt to protect their data privacy and reduce the security threat posed by viruses, worms and other malicious software. Wireless carriers and device manufacturers may also spend more on protecting their wireless networks and mobile devices from attack, which could delay adoption of new mobile devices that tend to include more features and functionalities that facilitate increased use of mobile data services. Actual or perceived security threats, and reactions to such threats, could reduce our revenue or require unplanned expenditures on new security initiatives.
Lawsuits have been filed against us and certain of our current and former directors and officers, which could divert management's attention and adversely affect our business, results of operations and cash flows.
Lawsuits have been filed against us and certain of our current and former directors and officers in the U.S. District Court, Western District of Washington at Seattle alleging various violations of federal securities laws and of state law, including breaches of fiduciary duties and unjust enrichment, relating to alleged false and misleading statements and omissions made by us in our registration statement for our initial public offering, subsequent reports filed with the SEC and other press releases and public statements. As these cases are at a very early stage, at this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to these matters. However, these types of litigation often are expensive and divert management's attention and resources. As a result, any of such claims, whether or not ultimately successful, could adversely affect our business, results of operations and cash flows.
Claims by others that we infringe their intellectual property rights could force us to incur significant costs.
We cannot be certain that our services do not and will not infringe the intellectual property rights of others. Many parties in the telecommunications and software industries have begun to apply for and obtain patent protection for innovative proprietary technologies and business methods. Given that our platform interacts with various participants in the mobile data ecosystem, existing or future patents protecting certain proprietary technology and business methods may preclude us from using such proprietary technology or business methods, or may require us to pay damages for infringement or fees to obtain a license to use the proprietary technology or business methods (which may not be available or, if available, may be on terms that are unacceptable), or both, which would increase our cost of doing business. In addition, litigation concerning intellectual property rights and the infringement of those rights, including patents, trademarks and copyrights, has grown significantly over the last several years and is likely to grow further in the future. If we become the subject of infringement claims, we may be forced into litigation, which will require us to devote significant resources and management's time and attention to defend against such infringement claims. If it is determined that our services infringe the intellectual property rights of a third party, we may be required to pay damages or enjoined from using that technology or forced to obtain a license (which may not be available or, if available, may be on terms that are unacceptable) and/or pay royalties to continue using that technology. The assertion of intellectual property infringement claims against our technology could have a material adverse effect on our business, operating results and financial condition.
We may engage in acquisitions, dispositions and exits that could disrupt our business, cause dilution to our stockholders and harm our business, operating results or financial condition.
We may make selective domestic and international acquisitions of, and investments in, businesses that offer new products, services and technologies, augment our market coverage, and/or enhance our technological capabilities. Acquisitions and investments outside of the U.S. involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We have ceased doing business in India, the Asia Pacific region, France and the Netherlands and continue to re-evaluate our overall international operations and may also dispose of certain businesses or assets or close existing businesses; such dispositions or closures may have an adverse effect on our business. Acquisitions, dispositions and exits in the high-technology sector are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions, dispositions or exits will be successful and will not materially adversely affect our business and operations. In addition, the integration of any business we acquire may require that we incur significant restructuring charges. Acquisitions involve numerous risks, including difficulties in integrating the operations, management information systems and internal controls, technologies, products, and personnel of the acquired companies, particularly companies with overlapping business segments and widespread operations and/or complex products, such as Adenyo. Integration may be a difficult, drawn out process further complicated by such factors as geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our ability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products and services, there can be no assurance that product or service enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such acquired assets.
Any acquisition may also cause us to assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. Failure to manage and successfully integrate the acquisitions we make could materially harm our business and operations. Any future acquisitions may require additional debt or equity financing, which in the case of debt financing, will increase our leverage and, in the case of equity financing, would be dilutive to our existing stockholders. Any decline in our perceived credit- worthiness associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition or disposition, and could adversely affect our business, operating results, and financial condition.
Government regulation of the mobile industry is evolving, and unfavorable changes or our failure to comply with regulations could harm our business and operating results.
As the mobile industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information and other mobile marketing regulations could affect our and our customers' ability to use and share data, potentially reducing our ability to utilize this information for the purpose of continued improvement of the overall mobile subscriber experience. In addition, any regulation of the requirement to treat all content and application provider services the same over the mobile Internet, sometimes referred to as net neutrality regulation, could reduce our customers' ability to make full use of the value of our services. Further, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations to access the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the mobile Internet and the viability of mobile data service providers, which could harm our business and operating results. Finally, any further or more restrictive regulation of the ability of wireless carriers to include charges for goods and services in a mobile subscriber's bill or their ability to offer up these capabilities to third parties, such as ourselves, on a bill-on-behalf-of basis could negatively affect our business.
Our use of open source software could limit our ability to commercialize our services.
We have incorporated open source software into our services. Although we closely monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our services. In that event, we could be required to seek licenses from third parties in order to continue offering our services, to re- engineer our products or to discontinue sales of our services, any of which could materially adversely affect our business.
The market price of our common stock, our Series J preferred stock and our common stock warrants may be highly volatile or may decline regardless of our operating performance.
Broad market and industry factors may adversely affect the market price of our common stock, our Series J preferred stock and our common stock warrants, regardless of our actual operating performance. Factors that could cause wide fluctuations in the stock price may include, among other things:

-	actual or anticipated variations in our financial condition and operating results;

-	overall conditions or trends in our industry;

-	addition or loss of significant customers;

-	competition from existing or new products;

-	changes in the market valuations of companies perceived by investors to be comparable to us;

-	announcements by us or our competitors of technological innovations, new services or service enhancements;

-	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures or capital commitments;

-	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

-	additions or departures of key personnel;

-	changes in the estimates of our operating results or changes in recommendations by any securities or industry analysts that elect to follow our common stock; and

-	sales of our common stock by us or our stockholders, including sales by our directors and officers.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Our common stock price has declined significantly since our IPO in 2010 and may continue to do so as a result of the above described factors as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. We are subject to this type of litigation and may be the target of additional litigation of this nature. Such securities litigation could result in substantial costs and a diversion of our management's attention and resources, whether or not we are successful in such litigation.
Mr. Carl C. Icahn indirectly owns a significant amount of our common and Series J preferred stock and the note issued under our term loan, he has a relationship with two of our directors, our charter waives the corporate opportunity doctrine as it relates to funds affiliated with him and he may have interests that diverge from those of other stockholders.
Mr. Carl C. Icahn controls approximately 14.5% of the voting power of our common stock as of May 3, 2013. Further, as a result of exercising his basic subscription privilege and oversubscription privilege in full in the recently completed rights offering, he holds 95.5% of our Series J preferred stock, which has limited voting rights, and he holds common stock warrants, that if exercised in full, would bring his voting power to 30.4%. Transactions could be difficult to complete without the support of Mr. Carl C. Icahn. It is possible that Mr. Carl C. Icahn may not support transactions, director appointments and other corporate actions that other stockholders would support. In addition, Mr. Brett M. Icahn, one of our directors, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, another of our directors, is married to Mr. Carl C. Icahn's wife's daughter.
In our certificate of incorporation, we renounce and provide for a waiver of the corporate opportunity doctrine as it relates to the funds affiliated with Koala Holding LP, an affiliate of Mr. Carl C. Icahn, Technology Crossover Ventures, and any person or entity affiliated with these investors. As a result, Mr. Carl C. Icahn and entities controlled by him will have no fiduciary duty to present corporate opportunities to us. These exempted persons are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are directed by the exempted persons to themselves or their other affiliates instead of to us.
In addition, on September 16, 2011, we entered into a $20 million term loan with High River, as amended, which is secured by substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. High River is beneficially owned by Mr. Carl C. Icahn. The principal and interest are due and payable at maturity on August 28, 2013. The term loan provides High River with a right to accelerate the payment of the term loan if, among others, we experience an ownership change (within the meaning of Section 382 of the Code) that results in a substantial limitation on our ability to use our NOLs and related tax benefits or if the shares of our Series J preferred stock or any other shares of preferred stock we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares.
Our historical financial statements may not be indicative of future performance.
In light of our acquisitions of the mobile division of InfoSpace in December 2007 and of Adenyo in April 2011, our operating results only reflect the impact of those acquisitions from the acquisition date, and therefore comparisons with prior periods are difficult. As a result, our limited historical financial performance as owners of the mobile division of InfoSpace and the Adenyo business may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability. Furthermore, our operating history includes business in geographic areas in which we are no longer active, all of which has resulted in revenue and profitability growth rates that may not be indicative of our future results of operations. As a result, the price of our common stock may be volatile. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the consolidated financial statements and we updated the historical consolidated financial statements in order to present the results of our operations in India and the Asia Pacific region as well as of our subsidiaries in France and the Netherlands as discontinued operations on a retrospective basis for the years ended December 31, 2011 and 2010. As a result of the foregoing factors, the recent significant changes in our company, the realignment of our strategic path and our exploration of financing alternatives, our historical results of operations are not necessarily indicative of the operating results to be expected in the future.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock, or if our operating results do not meet their expectations, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these reports or analysts. If any of the analysts who cover our company downgrades our stock, or if our operating results do not meet the analysts' expectations, our stock price could decline. Moreover, if any of these analysts ceases coverage of our company or fails to publish regular reports on our business, we could lose visibility in the financial markets, which in turn could cause our stock price and trading volume to decline.
We have not paid or declared dividends in the past, and do not plan to pay or declare dividends in the future, other than in connection with the recently completed rights offering and dividends payable on Series J preferred stock, and, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We have never declared or paid any dividends on our common stock and currently, other than the distribution of subscription rights pursuant to the recently completed rights offering and dividends payable on Series J preferred stock described herein, do not expect to declare or pay dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and growth of our business and the payment of dividends on our Series J preferred stock. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our term loan and the terms of our Series J preferred stock when issued and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.
As a result of the reorganization transaction implemented on April 9, 2013, designed to protect our NOLs, there are fewer circumstances that trigger the right of holders to redeem their shares of our Series J preferred Stock Further, a holder of our Series J preferred Stock who causes an ownership change that results in a substantial limitation on our ability to use our NOLs or whose shares were not voted in favor of the reorganization transaction, cannot require redemption of his shares upon such a triggering event. This could make it more difficult for you to trade your shares of Series J preferred stock and could limit the price that investors might be willing to pay in the future for shares of our Series J preferred stock.
As a result of the reorganization transaction implemented on April 9, 2013, designed to protect our NOLs, there are fewer circumstances that trigger the right of holders to redeem their shares of our Series J preferred Stock because (i) there can no longer be an NOL Protection Failure Event (as defined in our certificate of incorporation) and (ii) transfers that would cause an ownership change under Section 382 must be approved by our board of directors prior to such transfer or will be void. Further, a holder of our Series J Preferred Stock who causes an ownership change, which results in a substantial limitation on our ability to use our NOLs or whose shares were not voted in favor of the reorganization transaction, cannot require redemption of his shares upon such a triggering event. This may operate as a restriction on the transferability of the shares of Series J preferred stock and could limit the price that investors might be willing to pay in the future for shares of our Series J preferred stock.
Our common stock is ranked junior to our Series J preferred stock, the terms of our Series J preferred stock require that they be redeemed prior to the redemption of our common stock in connection with dissolution, liquidation or winding up of our company, and the holders may require us to redeem their shares of Series J preferred stock if we experience a change in control .
Our common stock is ranked junior to our Series J preferred stock. The outstanding Series J preferred stock has a preference upon our dissolution, liquidation or winding up of our company in respect of assets available for distribution to our stockholders. Furthermore, the terms of our Series J preferred stock require that they be redeemed prior to the redemption of our common stock in connection with dissolution, liquidation or winding up or a change in control of our company, and the holders of our Series J preferred stock may require us to redeem their shares of Series J preferred stock in connection with a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, if we experience an ownership change (within the meaning of Section 382 of the Code) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits.
There can be no assurance that in the event of any dissolution, liquidation, or winding up of our company, we will be able to make distributions or payments in full to all the holders of the Series J preferred shares or that we, if required, will be able to redeem such shares.
The Series J preferred stock ranks senior to our common stock, but we may in the future issue one or more series of preferred stock that ranks senior to, junior to, or pari passu with, our Series J preferred stock. There can be no assurance that in the event of any dissolution, liquidation, winding up or change of control of our company, we will be able to make distributions or payments in full to all the holders of the Series J preferred shares.
The dividends on our Series J preferred stock can be paid in kind.
The terms of the Series J preferred stock allow dividends on the Series J preferred shares to be paid in kind and, therefore, allow the repayment of the principal and accrued dividends on the Series J preferred stock to be deferred until the final maturity of the Series J preferred stock. There can be no assurance that we will have enough capital to repay the full amount of the principal and accrued dividends when the payment of principal and accrued dividends on the Series J preferred stock become due. No plan, arrangement or agreement is currently in place that would prevent us from paying dividends with respect to the Series J preferred stock in cash.
If you do not exercise your common stock warrants in connection with a change in control, they will terminate and have no further rights or value.
Our common stock warrants provide that they terminate if they are not exercised in connection with a capital reorganization, reclassification of our securities, consolidation or merger of our company resulting in a change of 50% of the voting power of the company, a sale of substantially all of our assets or a similar transaction requiring stockholder approval shall be effected. If you do not exercise your common stock warrants in connection with such a transaction, the warrants will terminate and be of no further value. There are no assurances that any such transaction would provide value for the common stock received upon the exercise of the common stock warrants at or in excess of the exercise price of such warrants.

We are required by the terms of the common stock warrants to use our reasonable best efforts to maintain an effective registration statement covering the issuance of the shares of common stock underlying the common stock warrants at the time that our warrant holders exercise their warrants. The exercise of our common stock warrants may also be limited by state securities laws. We cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise their common stock warrants.
Holders of our common stock warrants will be able to exercise the common stock warrants only if a registration statement under the Securities Act relating to the shares of our common stock underlying the warrants is then effective. We have a contractual obligation to use our reasonable best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants to the extent required by federal securities laws, and we intend to, but may not be able to, comply with our undertaking. Our common stock warrants expire if they are not exercised in connection with a capital reorganization, reclassification of our securities, consolidation or merger of our company resulting in a change of 50% of the voting power of the company, a sale of substantially all of our assets or a similar transaction requiring stockholder approval, even if a registration statement covering the shares underlying the common stock warrants is not effective at such time. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosure.

None.

Item 5.    Other Information.

None.

Item 6.	Exhibits.

EXHIBIT NO.	Incorporated by Reference (1)	Description of Documents

2.1	A	Agreement and Plan of Reorganization by and between Motricity, Inc., Voltari Corporation and Voltari Merger Sub, Inc. dated as of February 8, 2013

3.1	A	Amended and Restated Certificate of Incorporation of Voltari Corporation

3.2	A	Amended and Restated Bylaws of Voltari Corporation

3.3	B	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Voltari Corporation

4.1	C	Specimen Stock Certificate for Voltari Corporation Common Stock

4.2	C	Specimen Stock Certificate for Voltari Corporation Series J Preferred Stock

4.3	C	Form of Voltari Corporation Warrant

31.1		Certification of Richard Stalzer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2		Certification of Richard Sadowsky pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Administrative Officer.**

101.INS		XBRL Instance Document.***
101.SCH		XBRL Taxonomy Extension Schema Document.***
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.***
101.LAB		XBRL Taxonomy Extension Label Linkbase Document***
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed herewith.

**	Furnished herewith.

***
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

(1)	If not filed herewith, filed as an exhibit or appendix to the document referred to by letter as follows.

A	Filed as an appendix to Amendment No. 4 to Registration Statement on Form S-4 (File No. 333-186564) filed on March 26, 2013.

B	Filed as an exhibit to Current Report on Form 8-K filed on April 23, 2013.

C	Filed as an exhibit to Registration Statement on Form S-4 (File No. 333-186564) filed on February 11, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VOLTARI CORPORATION

Date:	May 15, 2013	By:	/s/ Richard Sadowsky
Richard Sadowsky
Chief Administrative Officer and principal financial officer