Form 10-Q
period 2013-06-30
Voltari Corp
filed 2013-08-13
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 12, 2013, there were 4,673,189 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I
Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$55,462	$51,528
Restricted short-term investments	230	407
Accounts receivable, net of allowance for doubtful accounts of $192 and $287, respectively	12,640	13,936
Prepaid expenses and other current assets	1,882	2,140
Total current assets	70,214	68,011
Property and equipment, net	5,285	6,656
Goodwill	2,416	2,416
Intangible assets, net	3,556	4,262
Other assets	171	172
Total assets	$81,642	$81,517

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$5,602	$7,958
Accrued compensation	2,539	3,285
Deferred revenue	715	814
Debt facilities	23,472	22,454
Other current liabilities	1,543	1,600
Total current liabilities	33,871	36,111
Other non-current liabilities	64	17
Total liabilities	33,935	36,128

Commitments and contingencies

Redeemable preferred stock, $0.001 par value; 1,199,643 shares issued and outstanding at June 30, 2013 and December 31, 2012	28,739	26,539

Stockholders’ equity
Preferred stock, $0.001 par value; 350,000,000 shares authorized; 1,199,643 shares issued and outstanding at June 30, 2013 and December 31, 2012 (see redeemable preferred stock)	—	—
Common stock, $0.001 par value; 625,000,000 shares authorized; 4,673,189 and 4,673,275 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively (1)	5	47
Additional paid-in capital	571,175	573,166
Accumulated deficit	(551,466)	(553,722)
Accumulated other comprehensive loss	(746)	(641)
Total stockholders’ equity	18,968	18,850
Total liabilities, redeemable preferred stock and stockholders’ equity	$81,642	$81,517
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$3,455	$3,648	$6,909	$7,587

Operating expenses
Direct third-party expenses	1,785	1,715	3,290	3,416
Datacenter and network operations, excluding depreciation	528	262	973	631
Product development and sustainment, excluding depreciation	1,107	1,984	2,329	5,223
Sales and marketing, excluding depreciation	1,721	1,609	3,731	3,334
General and administrative, excluding depreciation	2,872	4,270	7,480	10,288
Depreciation and amortization	720	1,060	1,452	2,018
Restructuring	—	468	—	2,505
Total operating expenses	8,733	11,368	19,255	27,415
Operating loss	(5,278)	(7,720)	(12,346)	(19,828)
Other expense, net
Other expense	(120)	(525)	(178)	(521)
Interest and investment income, net	6	1	13	1
Interest expense	(517)	(473)	(1,017)	(934)
Other expense, net	(631)	(997)	(1,182)	(1,454)
Loss from continuing operations before income taxes	(5,909)	(8,717)	(13,528)	(21,282)
Benefit for income taxes	—	(160)	—	(68)
Net loss from continuing operations	(5,909)	(8,557)	(13,528)	(21,214)
Net income from discontinued operations	7,969	6,626	15,784	10,598
Net income (loss)	2,060	(1,931)	2,256	(10,616)
Accretion of redeemable preferred stock	(127)	—	(254)	—
Series J redeemable preferred stock dividends	(1,034)	—	(2,026)	—
Net income (loss) attributable to common stockholders	$899	$(1,931)	$(24)	$(10,616)

Net income (loss) per share attributable to common stockholders - basic and diluted
Continuing operations (1)	$(1.52)	$(1.86)	$(3.41)	$(4.61)
Discontinued operations (1)	1.71	1.44	3.40	2.30
Total net income (loss) per share attributable to common stockholders (1)	$0.19	$(0.42)	$(0.01)	$(2.31)

Weighted-average common shares outstanding – basic	4,658,537	4,602,330	4,642,766	4,600,204
Weighted-average common shares outstanding – diluted	4,672,208	4,602,330	4,642,766	4,600,204

(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$2,060	$(1,931)	$2,256	$(10,616)
Other comprehensive income (loss):
Realization of cumulative translation adjustment	(8)	888	(8)	888
Foreign currency translation adjustment	(5)	(209)	(97)	75
Other comprehensive income (loss)	(13)	679	(105)	963
Comprehensive income (loss)	$2,047	$(1,252)	$2,151	$(9,653)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares (1)	Amount				Total
Balance as of December 31, 2011	4,622,679	$46	$570,331	$(519,480)	$(1,772)	$49,125
Net loss	—	—	—	(34,242)	—	(34,242)
Other comprehensive income	—	—	—	—	1,131	1,131
Redeemable preferred stock dividends	—	—	(940)	—	—	(940)
Accretion of redeemable preferred stock	—	—	(111)	—	—	(111)
Common stock warrants issued with rights offering	—	—	1,321	—	—	1,321
Restricted stock activity	50,596	1	(24)	—	—	(23)
Stock-based compensation expense	—	—	2,589	—	—	2,589
Balance as of December 31, 2012	4,673,275	47	573,166	(553,722)	(641)	18,850
Net income	—	—	—	2,256	—	2,256
Other comprehensive loss	—	—	—	—	(105)	(105)
Redeemable preferred stock dividends	—	—	(2,026)	—	—	(2,026)
Accretion of redeemable preferred stock	—	—	(254)	—	—	(254)
Adjustment for reverse stock split	(135)	(42)	42	—	—	—
Restricted stock activity	49	—	—	—	—	—
Stock-based compensation expense	—	—	247	—	—	247
Balance as of June 30, 2013	4,673,189	$5	$571,175	$(551,466)	$(746)	$18,968
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,256	$(10,616)
Income from discontinued operations	(15,784)	(10,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,452	2,018
Stock-based compensation expense	247	905
Deferred tax liability	—	(68)
Non-cash interest expense	1,017	934
Other non-cash adjustments	(139)	626
Changes in operating assets and liabilities:
Accounts receivable	1,456	24,095
Prepaid expenses and other current assets	257	933
Other assets	1	—
Accounts payable and accrued expenses	(2,523)	(14,732)
Deferred revenue	(98)	(77)
Net cash used in operating activities - continuing operations	(11,858)	(6,580)
Net cash provided by operating activities - discontinued operations	17,414	13,305
Net cash provided by operating activities	5,556	6,725

Cash flows from investing activities:
Purchases of property and equipment	(168)	(935)
Capitalization of software development costs	(1,001)	—
Proceeds from sale of fixed assets	35	—
Net cash used in investing activities - continuing operations	(1,134)	(935)
Net cash used in investing activities - discontinued operations	—	(416)
Net cash used in investing activities	(1,134)	(1,351)

Cash flows from financing activities:
Rights offering costs	(586)	(976)
Cash paid for tax withholdings on restricted stock	—	(24)
Restricted short-term investments	177	—
Net cash used in financing activities - continuing operations	(409)	(1,000)
Effect of exchange rate changes on cash and cash equivalents	(79)	(19)
Net increase in cash and cash equivalents	3,934	4,355
Cash and cash equivalents at beginning of period	51,528	13,066
Cash reclassified to assets held for sale at beginning of period	—	159
Cash and cash equivalents at end of period	$55,462	$17,580

Supplemental schedule of cash flow information:
Series J redeemable preferred stock dividends paid-in-kind	$1,932	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization

Overview. Voltari Corporation ("Voltari" or the "Company") empowers our customers (including brands, marketers and advertising agencies) to maximize the reach and economic potential of the mobile ecosystem through the delivery of relevance-driven merchandising, digital marketing and advertising solutions, primarily over smartphones and other mobile devices. Voltari leverages advanced predictive analytics capabilities (including sophisticated date curation and modeling) to deliver the right content, to the right person at the right time. Voltari’s unique combination of technology, expertise and go-to-market approach delivers return-on-investment for our customers.

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from the carrier business outside of the United States ("U.S.") and on June 30, 2013, concluded our U.S. carrier business. We are now focused on our digital media business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services.

Voltari, a Delaware corporation was incorporated, under the name “Mobile Systems Corp.,” on December 14, 2012, as a wholly-owned subsidiary of Motricity, Inc., a Delaware corporation (the “Old Parent”) and changed its name to “Voltari Corporation” on January 16, 2013. On April 9, 2013, pursuant to the consummation of the Reorganization (as defined below) the Old Parent became a wholly-owned subsidiary of Voltari. On July 30, 2013, the Old Parent changed its name to Voltari Operating Corp.

The Old Parent was incorporated on March 17, 2004 under the name “Power By Hand, Inc.,” as a new entity to be the surviving corporation in the merger of Pinpoint Networks, Inc. (the acquiring corporation for accounting purposes) and Power By Hand Holdings, LLC. That merger took place on April 30, 2004, and on October 29, 2004, the Old Parent changed its name to Motricity, Inc. In 2007, the Old Parent acquired the assets of the mobile division of InfoSpace, Inc., a provider of mobile content solutions and services for the wireless industry. On June 23, 2010, the Old Parent completed its offering of 6,000,000 shares of common stock in an initial public offering.

On April 14, 2011, pursuant to an Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc. (“Adenyo”), Motricity Canada Inc. (formerly 7761520 Canada Inc.), the Old Parent and the other parties thereto, the Old Parent acquired substantially all of the assets of Adenyo and its subsidiaries and assumed certain of Adenyo's and its subsidiaries' liabilities. Adenyo was a mobile marketing, advertising and analytics solutions provider with operations in the U.S., Canada and France. The acquired assets included Adenyo's interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights.

On April 9, 2013, the Old Parent and Voltari consummated a transaction intended to protect the long-term value of the Old Parent's substantial net operating loss carry-forwards (the “Reorganization”) pursuant to an agreement and plan of reorganization by and among the Old Parent, Voltari and Voltari Merger Sub, Inc. (the “Agreement and Plan of Reorganization”). The Agreement and Plan of Reorganization and the transactions contemplated thereby were approved and adopted by the Old Parent's stockholders on April 9, 2013. Upon completion of the Reorganization, the Old Parent became a wholly owned subsidiary of Voltari, which replaced the Old Parent as the publicly held corporation. Further, Voltari's common stock was deemed to be registered under Section 12(b) of the Securities and Exchange Act of 1934, as amended, pursuant to rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), Voltari is the successor issuer to the Old Parent. As of April 10, 2013, shares of Voltari's common stock commenced trading on the NASDAQ Capital Market (“NASDAQ”) under the symbol “VLTC.”

On April 9, 2013, the Old Parent's stockholders approved an amendment to Voltari's Certificate of Incorporation (the “Certificate of Amendment”) to effect a one-for-ten reverse stock split of the outstanding shares of Voltari's common stock after the Reorganization if Voltari's board of directors (the “Board”) determined that the reverse stock split was appropriate in order to regain compliance with the listing requirements of NASDAQ. The Board made the determination that the reverse stock split was appropriate on April 15, 2013, and the Certificate of Amendment was filed with the Secretary of State of the State of Delaware and became effective on April 23, 2013. Trading on NASDAQ of our common stock reflecting the reverse stock split commenced on April 24, 2013. Voltari regained compliance with NASDAQ's listing requirements on May 7, 2013 when the closing price of its common stock on NASDAQ was above $1.00 for ten consecutive days.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As discussed below, we exited most of our non-U.S. carrier business in 2012. See Note 3- Discontinued Operations. On December 17, 2012, our largest customer, AT&T, provided us with notice that it would be terminating one of its agreements and all services thereunder (effective June 30, 2013) pursuant to its right to termination for convenience thereunder. On April 25, 2013, AT&T exercised its right to terminate its other material contract with us, also effective on June 30, 2013. On June 4, 2013, the Verizon Portal Agreement, by and between the Old Parent and Verizon Sourcing LLC (“Verizon”) was amended by a Transition Agreement (the “Transition Agreement”) among the Old Parent, Opalhaven Corporation (“Opalhaven”) and Verizon. Under the Transition Agreement: (a) all of the Old Parent's rights, title and interest in and to the Verizon Portal Agreement were assigned to Opalhaven on June 30, 2013 (the “Transition Date”) in consideration of Opalhaven's assumption of all of the obligations, duties, responsibilities and undertakings of the Old Parent under the Verizon Portal Agreement and (b) Verizon waived all claims against the Old Parent arising under the Verizon Portal Agreement after the Transition Date.

The revenue generated from our agreements with AT&T and Verizon contributed positively to our cash flow from operations during the periods covered by this Quarterly Report on Form 10-Q.

As a result of the termination of our agreements with AT&T and the Transition Agreement, we exited our U.S. carrier business in 2013. While we believe that our exit from the carrier business and our increased focus on digital media and advertising will have a positive effect on our profitability in the long term, there is no assurance that this will be the case. All of the operations related to our carrier business (other than our continuing business in the United Kingdom (“UK”)) are reported as discontinued operations in the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012. See Note 3- Discontinued Operations.

Liquidity and Capital Resources. We have a term loan from High River Limited Partnership ("High River") in the principal amount of $20.0 million, with a maturity date of August 28, 2013. We expect to repay the term loan at maturity. High River is beneficially owned by Mr. Carl C. Icahn, who, as of August 12, 2013, beneficially owns approximately 30.4% of our outstanding shares of common stock, controls approximately 14.5% of the voting powers of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Mr. Brett M. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan, as amended, was approved by a committee comprised of disinterested directors of our Board of Directors.

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

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our longer-term liquidity and ability to execute on our longer term business plan is potentially contingent on our ability to raise additional capital and us not experiencing any events that may give rise to a mandatory redemption of our Series J preferred stock. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur.

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay amounts outstanding under our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay amounts outstanding under our term loan when due. Our failure to do so could result in, among other things, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

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

On April 23, 2013, the Company effected a one-for-ten reverse stock split of its common stock. As a result, the number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. In addition, the exercise price and the number of common shares issuable under the Company's share-based compensation plans and upon exercise of the Company's outstanding warrants to purchase common stock, as well as the issued and outstanding share capital have been correspondingly adjusted to reflect the reverse stock split. See Note 1 - Organization for more information.

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
The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Reclassifications
We exited most of our non-U.S. carrier business in 2012, and exited our U.S. carrier business in June 2013. As of June 30, 2013, all of the operations related to our carrier business (other than our continuing business in the UK) are reported as discontinued operations in the consolidated financial statements. We have also reported retroactively prior period results of operations related to these carrier operations as discontinued operations. See Note 3 - Discontinued Operations for more information.

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

Accumulated Other Comprehensive Loss
Comprehensive income (loss) includes net income (loss) as currently reported under U.S. GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of stockholders' equity.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Software Development Costs
Our software development expenses consist primarily of salaries and fees paid to outside vendors. Costs incurred in connection with research activities are charged to operating expenses as incurred and are included within product development and sustainment, excluding depreciation, in the condensed consolidated statements of operations.

During the six months ended June 30, 2013, we began capitalizing certain software development costs associated with our Voltari-Connect platform, which include the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred. We capitalize software development costs when application development begins, it is probable that the project will be completed and the software will be used as intended. Such capitalized costs are included within Property and equipment, net, on our condensed consolidated balance sheets and amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. For the three and six months ended June 30, 2013, we capitalized software development costs of $0.5 million and $1.0 million, respectively. We did not capitalize any software development costs in 2012.

Fair Value of Financial Instruments
As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $55.5 million and $51.5 million, respectively, and restricted short-term investments of $0.2 million and $0.4 million, respectively. Restricted short-term investments were evaluated using quoted market prices (Level 1) to determine their fair value. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. The carrying value of our debt approximates fair value due to the close proximity of the maturity date of the term loan to June 30, 2013.

Recent Accounting Pronouncements
There are no recently issued accounting standards that we expect to have a material effect on our financial condition, results of operations or cash flows.

3. Discontinued Operations

International Carrier Operations
On December 31, 2011, we agreed to terminate our relationship with PT XL Axiata Tbk (“XL”), at XL's request. In connection with this termination and as a result of the review of our strategic path, we decided to exit our business in India and the Asia Pacific region based on the resources and costs associated with these operations and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business. In connection with this exit, we terminated all of our employees and closed down our offices in Singapore, Malaysia, Indonesia, and India and our data center in India and incurred other costs associated with legal, accounting and tax support. As of June 30, 2012, we had substantially liquidated all assets and liabilities associated with our subsidiaries in India and the Asia Pacific region.

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of certain subsidiaries, we decided to sell our subsidiaries located in France and the Netherlands. We completed the sale of our France and Netherlands subsidiaries in May 2012, and the costs associated with the sale of these subsidiaries were minimal. All operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the condensed consolidated financial statements for the three and six months ended June 30, 2012.

U.S. Carrier Operations
In December 2012, AT&T gave notice that it was terminating a revenue generating agreement that was material to the Company, and in April 2013, AT&T exercised its right to terminate its other material contract with us, both of which were effective on June 30, 2013. Thereafter, in June 2013, we elected to assign all of our rights and interests under our Verizon Portal Agreement to Opalhaven, also effective June 30, 2013. In light of these events, we decided to wind down our U.S. carrier operations and increase our focus on our mobile media business. Accordingly, all operations related to our U.S. carrier

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

business are reported as discontinued operations in the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012.

Discontinued operations on the condensed consolidated statements of operations for the three months ended June 30, 2013 is as follows (in thousands):

U.S. Carrier
Revenue	$13,206
Operating income	7,969
Pre-tax income	7,969
Benefit for income taxes	—
Net income from discontinued operations	$7,969

Discontinued operations on the condensed consolidated statements of operations for the three months ended June 30, 2012 is as follows (in thousands):

	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Subtotal	U.S. Carrier	Total
Revenue	$—	$190	$—	$190	$18,561	$18,751
Operating income (loss)	(246)	(6)	(691)	(943)	8,391	7,448
Loss on disposal of assets and liabilities	—	—	(77)	(77)	—	(77)
Gain (loss) on sale of subsidiary	318	(693)	—	(375)	—	(375)
Gain (loss) on realization of cumulative translation adjustment	140	128	(898)	(630)	—	(630)
Pre-tax income (loss)	212	(571)	(1,666)	(2,025)	8,391	6,366
Benefit for income taxes	—	—	(260)	(260)	—	(260)
Net income (loss) from discontinued operations	$212	$(571)	$(1,406)	$(1,765)	$8,391	$6,626

Discontinued operations on the condensed consolidated statements of operations for the six months ended June 30, 2013 is as follows (in thousands):

U.S. Carrier
Revenue	$28,125
Operating income	15,784
Pre-tax income	15,784
Benefit for income taxes	—
Net income from discontinued operations	$15,784

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Discontinued operations on the condensed consolidated statements of operations for the six months ended June 30, 2012 is as follows (in thousands):

	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Subtotal	U.S. Carrier	Total
Revenue	$658	$835	$—	$1,493	$37,408	$38,901
Operating income (loss)	(387)	10	(4,409)	(4,786)	17,044	12,258
Loss on disposal of assets and liabilities	—	—	(876)	(876)	—	(876)
Gain (loss) on sale of subsidiary	318	(693)	—	(375)	—	(375)
Gain (loss) on realization of cumulative translation adjustment	140	128	(898)	(630)	—	(630)
Pre-tax income (loss)	71	(555)	(6,183)	(6,667)	17,044	10,377
Benefit for income taxes	—	—	(221)	(221)	—	(221)
Net income (loss) from discontinued operations	$71	$(555)	$(5,962)	$(6,446)	$17,044	$10,598

As of June 30, 2013 and December 31, 2012, assets and liabilities associated with discontinued operations of our U.S. carrier business have been included in the following line items on our condensed consolidated balance sheets (in thousands):

	June 30, 2013	December 31, 2012
Assets:
Accounts receivable, net of allowance for doubtful accounts	$9,600	$9,698

Liabilities:
Accounts payable and accrued expenses	1,069	1,868
Accrued compensation	1,166	1,301
Deferred revenue	—	851

4. Restructuring

During the first quarter of 2012, as a part of the overall realignment of our strategic path, our exit from India and the Asia Pacific region and our decision to sell our France and Netherlands subsidiaries, we initiated a restructuring plan. As a result of this restructuring plan, we implemented a reduction in force and incurred costs related to involuntary termination benefits. A portion of the restructuring charges related to charges incurred in the U.S. are included in discontinued operations. For the three and six months ended June 30, 2012, approximately $0.5 million and $2.5 million, respectively, has been included in Restructuring on the condensed consolidated statements of operations. All restructuring charges committed to were paid in 2012.

5. Debt Facilities

We entered into a $20.0 million term loan with High River on September 16, 2011, and subsequently amended the terms on November 14, 2011 and on February 28, 2012. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance. It is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest of the term loan are due and payable at maturity on August 28, 2013. We expect to repay the term loan at maturity. The term loan provides High River with a right to accelerate the payment of the term loan if, among other things, we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended ("Code")) that (i) results in a substantial limitation on our ability to use our net operating loss carryforwards and related tax benefits or (ii) if the shares of our Series J preferred stock issued in the rights offering or any other preferred stock we may issue become redeemable at the option of the holders or (iii) if we are required to pay the liquidation preference for such shares. Subject to certain limited exceptions, the term loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions,

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

including dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities (other than the rights offering that closed on October 11, 2012). The term loan contains certain restrictive covenants, with which we were in full compliance as of June 30, 2013. At June 30, 2013, the principal and accrued interest balances on the term loan were $20.0 million and $3.5 million, respectively, and are classified as a current liability on the condensed consolidated balance sheet, based upon maturity date.

6. Redeemable Preferred Stock

Upon successful completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and (after giving effect to the reverse stock split) 1,014,982 common stock warrants in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity on our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 since the shares are (i) redeemable at the option of the holder and (ii) have conditions for redemption which are not solely within our control. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of 5 years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $2.9 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments made on January 1, 2013, April 1, 2013 and July 1, 2013. Dividends on the Series J preferred stock and the accretion reduce the amount of net earnings that are available to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

As of June 30, 2013, our Series J preferred stock has an aggregate redemption value of approximately $33.0 million, including paid-in-kind dividends of $1.9 million and accrued dividends of $1.0 million.

7. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the period indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) attributable to common stockholders	$899	$(1,931)	$(24)	$(10,616)

Weighted-average common shares outstanding - basic (1)	4,658,537	4,602,330	4,642,766	4,600,204
Effect of dilutive securities:
Restricted stock	13,671	—	—	—
Weighted-average common shares outstanding - diluted (1)	4,672,208	4,602,330	4,642,766	4,600,204

Net income (loss) per share attributable to common stockholders - basic and diluted (1)	$0.19	$(0.42)	$(0.01)	$(2.31)
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.

Basic and diluted net income (loss) per share attributable to common stockholders has been computed based on net income

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

(loss) attributable to common stockholders and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable.  The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares, would be used to repurchase common shares in the market at the average stock price during the period. We have excluded warrants and options to purchase common stock, when the potentially issuable shares covered by these securities are antidilutive.

The following table presents the outstanding antidilutive securities at each period end not included in net income (loss) per share attributable to common stockholders:

	June 30,
	2013	2012
Warrants to purchase common stock (1)	1,215,661	202,740
Options to purchase common stock (1)	189,877	94,564
Restricted stock (1)	1,798	18,569
Series J redeemable preferred stock	1,199,643	—
Total securities excluded from net income (loss) per share attributable to common stockholders	2,606,979	315,873
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.

8. Related Party Transactions

On September 16, 2011, we borrowed $20.0 million from High River pursuant to a secured promissory note, which was amended on November 14, 2011 and February 28, 2012. The principal and interest of the term loan are due and payable at maturity on August 28, 2013. High River is beneficially owned by Carl C. Icahn, who, as of August 12, 2013, beneficially owns approximately 30.4% of the Company's outstanding shares of common stock, controls approximately 14.5% of the voting powers of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Brett M. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn's wife's daughter. The term loan as amended with High River was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors. See Note 5-Debt Facilities for more information.

9. Legal Proceedings

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013 we filed a motion to dismiss the third amendment complaint, which is currently under

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

consideration by the Court.

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

We may, through our senior management, from time to time make “forward looking statements” about matters described herein or other matters concerning us. You should consider our forward-looking statements in light of the risks and uncertainties that could cause our actual results to differ materially from those which are management's current expectations or forecasts. Risks and uncertainties that could adversely affect our business and prospects include, but are not limited to, those discussed in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, as well as the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this Quarterly Report on Form 10-Q. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Except as required by law, we disclaim any intent or obligation to revise or update any forward-looking statements for any reason.

Business Overview
Voltari Corporation ("Voltari" or the "Company") empowers our customers (including brands, marketers and advertising agencies) to maximize the reach and economic potential of the mobile ecosystem through the delivery of relevance-driven merchandising, digital marketing and advertising solutions, primarily over smartphones and other mobile devices. Voltari leverages advanced predictive analytics capabilities (including sophisticated date curation and modeling) to deliver the right content, to the right person at the right time. Voltari’s unique combination of technology, expertise and go-to-market approach delivers return-on-investment for our customers.

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from the carrier business outside of the United States ("U.S.") and on June 30, 2013, concluded our U.S. carrier business. We are now focused on our digital media business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services.

Voltari, a Delaware corporation was incorporated, under the name “Mobile Systems Corp.,” on December 14, 2012, as a wholly-owned subsidiary of Motricity, Inc., a Delaware corporation (the “Old Parent”) and changed its name to “Voltari Corporation” on January 16, 2013. On April 9, 2013, pursuant to the consummation of the Reorganization (as defined below) the Old Parent became a wholly-owned subsidiary of Voltari. On July 30, 2013, the Old Parent changed its name to Voltari Operating Corp.

The Old Parent was incorporated on March 17, 2004 under the name “Power By Hand, Inc.,” as a new entity to be the surviving corporation in the merger of Pinpoint Networks, Inc. (the acquiring corporation for accounting purposes) and Power By Hand Holdings, LLC. That merger took place on April 30, 2004, and on October 29, 2004, the Old Parent changed its name to Motricity, Inc. In 2007, the Old Parent acquired the assets of the mobile division of InfoSpace, Inc., a provider of mobile content solutions and services for the wireless industry. On June 23, 2010, the Old Parent completed its offering of 6,000,000 shares of common stock in an initial public offering.

On April 14, 2011, pursuant to an Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc. (“Adenyo”), Motricity Canada Inc. (formerly 7761520 Canada Inc.), the Old Parent and the other parties thereto, the Old Parent acquired substantially all of the assets of Adenyo and its subsidiaries and assumed certain of Adenyo's and its subsidiaries' liabilities. Adenyo was a mobile marketing, advertising and analytics solutions provider with operations in the U.S., Canada and France. The acquired assets included Adenyo's interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights.

On April 9, 2013, the Old Parent and Voltari consummated a transaction intended to protect the long-term value of the Old Parent's substantial net operating loss carry-forwards (the “Reorganization”) pursuant to an agreement and plan of reorganization by and among the Old Parent, Voltari and Voltari Merger Sub, Inc. (the “Agreement and Plan of Reorganization”). The Agreement and Plan of Reorganization and the transactions contemplated thereby were approved and adopted by the Old Parent's stockholders on April 9, 2013. Upon completion of the Reorganization, the Old Parent became a wholly owned subsidiary of Voltari, which replaced the Old Parent as the publicly held corporation. Further, Voltari's common stock was deemed to be registered under Section 12(b) of the Securities and Exchange Act of 1934, as amended, pursuant to rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), Voltari is the successor issuer to the Old Parent. As of April 10, 2013, shares of Voltari's common stock commenced trading on the NASDAQ Capital Market (“NASDAQ”) under the symbol “VLTC.”

On April 9, 2013, the Old Parent's stockholders approved an amendment to Voltari's Certificate of Incorporation (the “Certificate of Amendment”) to effect a one-for-ten reverse stock split of the outstanding shares of Voltari's common stock after the Reorganization if Voltari's board of directors (the “Board”) determined that the reverse stock split was appropriate in order to regain compliance with the listing requirements of NASDAQ. The Board made the determination that the reverse stock split was appropriate on April 15, 2013, and the Certificate of Amendment was filed with the Secretary of State of the State of Delaware and became effective on April 23, 2013. Trading on NASDAQ of our common stock reflecting the reverse stock split commenced on April 24, 2013. Voltari regained compliance with NASDAQ's listing requirements on May 7, 2013 when the closing price of its common stock on NASDAQ was above $1.00 for ten consecutive days.

On April 23, 2013, we affected a one-for-ten reverse stock split of our common stock. As a result, the number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. In addition, the exercise price and the number of common shares issuable under our share-based compensation plans and upon exercise of our outstanding warrants o purchase common stock, as well as the issued and outstanding share capital have been correspondingly adjusted to reflect the reverse stock split.

Our operations are predominantly based in the U.S., with international operations in Canada and the United Kingdom (“UK”). As noted above, we exited most of our non-U.S. carrier business in 2012, and exited our U.S. carrier business in June 2013. While we believe that our exit from the carrier business and our increased focus on digital media and advertising will have a positive effect on our profitability in the long term, there is no assurance that this will be the case. All of the operations related to our carrier business (other than our continuing business in the UK) are reported as discontinued operations in the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012. See Note 3- Discontinued Operations to our condensed consolidated financial statements for more information.

Recent Developments.
Overview. We have undergone significant changes over the past several years as described in more detail below. These changes have included: an increased focus on our mobile media business, exiting U.S. and international carrier operations (excluding UK operations), implementing cost reduction measures, exploring strategic and financing alternatives, securing and amending a term loan, implementing changes in management, closing a fully subscribed rights offering and consummating a reorganization transaction designed to help protect the long-term value of our substantial net operating loss carryforwards. During this period of transformation, we have continued to deliver value-added solutions and roll out new services to customers, and we have taken a number of proactive steps to evolve our strategy to rebuild the Company and lower operating expenses. We believe that these measures have helped improve our ability to take advantage of the growth opportunities in the digital media and marketing industry.

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

Strategic Review. Beginning in September 2011, with the assistance of GCA Savvian Advisors, LLC, we explored strategic options, including a spin-off, sale or other transaction involving our carrier business. After considering the indications of interest and offers received in this process, we decided to end the process of actively pursuing a sale of our business. As such, we decided to focus our resources on other strategic paths, including increasing the focus on our digital media business and consummating the rights offering that closed on October 11, 2012. As part of our increased focus on our digital media and marketing opportunities, we are pursuing new product developments designed to enhance and expand our existing services, seeking to develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and responding to technological advances and emerging industry standards and practices and license leading technologies that will be useful in our business in a cost-effective and timely way.
As discussed above, we are increasing our focus on our digital media and marketing business. The realignment of our strategic path and consideration of financing options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We are also planning to expand our product offerings to add online and display solutions to our suite of mobile data services. We cannot assure that we will be successful in our efforts in obtaining financing, realigning our strategic path, or increasing our focus on our digital media and marketing business. The uncertainty inherent in our strategic review can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

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

Our operating history includes business in geographic areas in which we are no longer active and our U.S.-based wireless carrier business. In December 2012, AT&T gave notice that it was terminating a revenue generating agreement that was material to the Company, and in April 2013, AT&T exercised its right to terminate its other material contract with us, both of which were effective on June 30, 2013. Thereafter, in June 2013, we elected to assign all of our rights and interests under our Verizon Portal Agreement to Opalhaven Corporation, also effective June 30, 2013. U.S. carrier revenue was $73.9 million in 2012, and $28.1 million during the six months ended June 30, 2013. This revenue contributed positively to our cash flow from operations during these periods. As a result of the foregoing factors, the recent significant changes in our company, the realignment of our strategic path, our exploration of financing alternatives and other changes in our business prior to 2012, our historical results of operations, including periods prior to the periods presented herein, are not necessarily indicative of the operating results to be expected in the future.

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

Results of Operations
As previously discussed, we exited most of our non-U.S. carrier business in 2012, and exited our U.S. carrier business in 2013. In the first quarter of 2012, we decided to exit our operations in India, the Asia Pacific region, France and the Netherlands. Effective June 30, 2013, we exited our U.S. carrier operations. All of the operations related to our carrier business (other than our continuing business in the UK) are reported as discontinued operations in the condensed consolidated financial statements. See Note 3 - Discontinued Operations to our condensed consolidated financial statements for more information.

Total revenues

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(Dollars in thousands)
Total revenues	$3,455	$3,648	$(193)	(5.3)%	$6,909	$7,587	$(678)	(8.9)%

Total revenues for the three months ended June 30, 2013 decreased $0.2 million, or 5.3%, compared to the three months ended June 30, 2012. This decrease is primarily due to a $0.7 million reduction in revenue from the premium messaging business reflecting our decision to exit this business in late 2012, partially offset by a $0.6 million increase in revenue attributable to our advertising business, largely due to an increase in customers.

Total revenues for the six months ended June 30, 2013 decreased $0.7 million, or 8.9%, compared to the six months ended June 30, 2012. This decrease is primarily due to:

•	$1.9 million of decreased revenue from the premium messaging business reflecting our decision to exit this business in late 2012; and

•	$0.6 million reduction in revenue associated with our other mobile media enterprise solutions.
The decrease was partially offset by:

•	$1.5 million increase in revenue attributable to our advertising business, primarily due to an increase in customers; and

•
$0.4 million increase in revenue associated with Virgin Mobile in the UK, largely due to a delay in revenue recognition in 2012 resulting from ongoing contract negotiations as well as a new annual service contract that started in the fourth quarter of 2012.

We generated 59.9% and 60.0% of our revenues in the U.S. for the three and six months ended June 30, 2013, respectively, as compared to 57.8% and 57.4% for the three and six months ended June 30, 2012, respectively.

Significant customers as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
CB&S Advertising Agency, Inc.	26%	5%	23%	3%
Virgin Mobile Telecom LTD	12%	12%	11%	5%

Operating expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$1,785	$1,715	$70	4.1%	$3,290	$3,416	$(126)	(3.7)%
Datacenter and network operations*	528	262	266	101.5	973	631	342	54.2
Product development and sustainment*	1,107	1,984	(877)	(44.2)	2,329	5,223	(2,894)	(55.4)
Sales and marketing*	1,721	1,609	112	7.0	3,731	3,334	397	11.9
General and administrative*	2,872	4,270	(1,398)	(32.7)	7,480	10,288	(2,808)	(27.3)
Depreciation and amortization	720	1,060	(340)	(32.1)	1,452	2,018	(566)	(28.0)
Restructuring	—	468	(468)	(100.0)	—	2,505	(2,505)	(100.0)
Total operating expenses	$8,733	$11,368	$(2,635)	(23.2)%	$19,255	$27,415	$(8,160)	(29.8)%
*     excluding depreciation

Direct third party expenses
For the three months ended June 30, 2013, direct third party expenses increased $0.1 million, or 4.1%, compared to the three months ended June 30, 2012. This increase was primarily due to a $0.8 million increase in costs associated with our mobile media and advertising business, primarily fees paid to publishers for displaying customer advertisements, partially offset by a $0.6 million cost improvement reflecting penalties incurred during the three months ended June 30, 2012 related to our volume minimums in the premium messaging business that were not met.

For the six months ended June 30, 2013, direct third party expenses decreased $0.1 million, or 3.7%, compared to the six months ended June 30, 2012. This decrease was primarily due to:

•	$1.4 million cost improvement reflecting penalties incurred during the six months ended June 30, 2012 related to our volume minimums in the premium messaging business that were not met; and

•	$0.3 million decrease in fees associated with our Canadian messaging business largely due to reduced usage of external vendors on professional service projects.
These decreases were partially offset by a $1.6 million net increase in costs associated with our mobile media and advertising business, primarily fees paid to publishers for displaying customer advertisements.

Datacenter and network operations, excluding depreciation
For the three months ended June 30, 2013, datacenter and network operations expense, excluding depreciation, increased $0.3 million, or 101.5%, compared to the three months ended June 30, 2012. This increase was primarily driven by a $0.2 million increase in bandwidth and hosting expenses, primarily costs incurred in support of our Voltari-Connect platform.

For the six months ended June 30, 2013, datacenter and network operations expense, excluding depreciation, increased $0.3 million, or 54.2%, compared to the six months ended June 30, 2012. This increase was primarily driven by a $0.4 million increase in bandwidth and hosting expenses associated with our Voltari-Connect platform, partially offset by a $0.1 million decrease in salaries and benefits reflecting a reduction in headcount.

Product development and sustainment, excluding depreciation
For the three months ended June 30, 2013, product development and sustainment expense, excluding depreciation, decreased $0.9 million, or 44.2%, as compared to the three months ended June 30, 2012. This decrease was primarily due to:

•	$0.6 million reduction in salaries and benefits reflecting a reduction in headcount and capitalization of certain software development costs associated with our Voltari-Connect platform in 2013; and

•
$0.3 million decrease in contractor expenses, primarily due to the exit from the majority of our international operations by mid-2012 as well as capitalization of certain software development costs associated with our Voltari-Connect platform in 2013.

For the six months ended June 30, 2013, product development and sustainment expense, excluding depreciation, decreased $2.9 million, or 55.4%, as compared to the six months ended June 30, 2012. This decrease was primarily due to:

•	$2.1 million reduction in salaries and benefits reflecting a reduction in headcount and capitalization of certain software development costs associated with our Voltari-Connect platform; and

•
$0.9 million decrease in contractor expenses, primarily due to the exit from the majority of our international operations in 2011 and 2012 as well as capitalization of certain software development costs associated with our Voltari-Connect platform.

Sales and marketing, excluding depreciation
For the three months ended June 30, 2013, sales and marketing expense, excluding depreciation, increased $0.1 million, or 7.0%, compared to the three months ended June 30, 2012. This increase was primarily due to:

•	$0.1 million increase in salaries and benefits; and

•	$0.1 million increase in facilities and equipment costs, primarily higher allocated rent attributable to sales and marketing operations.
These decreases were partially offset by a $0.1 million reduction in recruiting and consulting costs.

For the six months ended June 30, 2013, sales and marketing expense, excluding depreciation, increased $0.4 million, or 11.9%, compared to the six months ended June 30, 2012. This increase was primarily due to:

•	$0.2 million increase in salaries and benefits and other employee related expenses; and

•	$0.2 million increase in facilities and equipment costs, primarily higher allocated rent attributable to sales and marketing operations.

General and administrative, excluding depreciation
For the three months ended June 30, 2013, general and administrative expense, excluding depreciation, decreased $1.4 million, or 32.7%, as compared to the three months ended June 30, 2012. This decrease was primarily due to:

•	$1.4 million reduction in salaries and benefits, primarily driven by a reduction in headcount; and

•	$0.3 million decrease in facilities and equipment costs, largely due to a reduction in allocated rent directly attributable to lower headcount.
These decreases were partially offset by a $0.3 million increase in contractor expenses, primarily costs associated with finance and accounting personnel.

For the six months ended June 30, 2013, general and administrative expense, excluding depreciation, decreased $2.8 million, or 27.3%, as compared to the six months ended June 30, 2012. This decrease was primarily due to:

•	$3.6 million reduction in salaries and benefits and other employee expenses reflecting a reduction in headcount; and

•	$0.6 million decrease in facilities and equipment costs, primarily a reduction in allocated rent attributable to lower headcount.
These decreases were partially offset by a $1.1 million increase in legal, accounting, printing and other professional services, primarily costs associated with various SEC filings in the first half of 2013, and a $0.3 million increase in contractor expenses.

Depreciation and amortization
For the three months ended June 30, 2013, depreciation and amortization expense decreased $0.3 million, or 32.1%, compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, depreciation and amortization expense decreased $0.6 million, or 28.0%, compared to the six months ended June 30, 2012. The decrease was primarily due to a reduction in amortization associated with intangible assets as the direct result of impairment of certain intangible assets that occurred in December 2012. The decrease also reflects accelerated depreciation of certain fixed assets associated with our corporate headquarters, the majority of which were fully depreciated by the end of 2012.

Restructuring
During the first quarter of 2012, as part of the overall realignment of our strategic path, and following the termination of our agreement with XL on December 31, 2011, we initiated a restructuring plan related to our international operations. In connection with the restructuring plan, we incurred $0.5 million and $2.5 million of restructuring charges during the three and six months ended June 30, 2012, respectively, primarily costs associated with involuntary termination benefits and retention bonuses. We did not incur any restructuring charges in 2013.

Other expense, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Other expense	$(120)	$(525)	$(178)	$(521)
Interest and investment income, net	6	1	13	1
Interest expense	(517)	(473)	(1,017)	(934)
Total other expense, net	$(631)	$(997)	$(1,182)	$(1,454)

For the three and six months ended June 30, 2013, other expense, net, of $0.6 million and $1.2 million, respectively, primarily consists of interest expense associated with the term loan we entered into on September 16, 2011. See Note 5—Debt Facilities to our condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.

For the three and six months ended June 30, 2012, other expense, net, of $1.0 million and $1.5 million, respectively, primarily consists of interest expense associated with the term loan as well as the loss on asset disposals associated with the termination of the lease for our former corporate headquarters in Bellevue, Washington.
Benefit for income taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Benefit for income taxes	$—	$(160)	$—	$(68)

Our benefit for income taxes for the three and six months ended June 30, 2012 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with our acquisition of Adenyo and InfoSpace Mobile.

Our historical lack of profitability is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets and accordingly, we maintain a full valuation allowance against our net deferred tax assets.
Income from discontinued operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(Dollars in thousands)
Income from discontinued operations	$7,969	$6,626	$1,343	20.3%	$15,784	$10,598	$5,186	48.9%

For the three and six months ended June 30, 2013, income from discontinued operations of $8.0 million and $15.8 million, respectively, reflects the net income generated from our U.S. carrier operations. For the three and six months ended June 30, 2012, income from discontinued operations of $6.6 million and $10.6 million, respectively, includes the net income generated from our U.S. carrier operations, partially offset by net losses attributable to our international carrier operations in India, the Asia Pacific region, the Netherlands and France. See Note 3 - Discontinued Operations to our condensed consolidated financial statements for more information.

Net income (loss)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(Dollars in thousands)
Net income (loss)	$2,060	$(1,931)	$3,991	206.7%	$2,256	$(10,616)	$12,872	121.3%
For the three months ended June 30, 2013, net income was $2.1 million, compared to a net loss of $1.9 million for the three months ended June 30, 2012. The $4.0 million increase in net income (reduction in net loss) is primarily due to:

•	$2.6 million reduction in operating expenses; and

•	$1.3 million increase in net income associated with discontinued operations.

For the six months ended June 30, 2013, net income was $2.3 million, compared to a net loss of $10.6 million for the six months ended June 30, 2012. The $12.9 million increase in net income (reduction in net loss) is primarily due to:

•	$8.2 million reduction in operating expenses; and

•	$5.2 million increase in income from discontinued operations.
These changes were partially offset by a $0.7 million decline in revenues.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating expenses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal sources of liquidity as of June 30, 2013 consisted of cash and cash equivalents of $55.5 million.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our liquidity may be affected by the risks and uncertainties discussed in Part II, Item 1A - Risk Factors. Our longer-term liquidity and ability to execute on our longer term business plan is potentially contingent on our ability to compensate for the loss of the substantial cash provided from discontinued operations, our ability to raise additional capital, and on our not experiencing any events that may cause redemption of our Series J preferred stock. Our liquidity may also be adversely affected if and to the extent that our Series J preferred stock becomes redeemable. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue, and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer-term business plan.

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to repay our term loan when due or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result in, among other things, loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in Part II, Item 1 - Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

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

Term Loan. We entered into a $20.0 million term loan with High River Limited Partnership ("High River") on September 16, 2011, which term loan was subsequently amended. The term loan accrues interest at 9% per year, which is paid-in-kind quarterly through capitalizing interest and adding it to the principal balance. It is secured by a first lien on substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. The principal and interest of the term loan are due and payable at maturity on August 28, 2013. We expect to repay the term loan at maturity. The term loan provides High River with a right to accelerate the payment of the term loan if, among other things, we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended ("Code")) that (i) results in a substantial limitation on our ability to use our net operating loss carryforwards and related tax benefits or (ii) if the shares of our Series J preferred stock or any other preferred stock we may issue become redeemable at the option of the holders or (iii) if we are required to pay the liquidation preference for such shares. Subject to certain limited exceptions, the term loan is subject to mandatory prepayment (without premium or penalty) from the net proceeds of corporate transactions, including dispositions of assets outside of the ordinary course of business or the issuance of additional debt or equity securities. High River is beneficially owned by Carl C. Icahn, who, as of August 12, 2013, beneficially owns approximately 30.4% of the Company's outstanding shares of common stock, controls approximately 14.5% of the voting powers of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Brett M. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn's wife's daughter. The term loan, as amended, was unanimously approved by a committee comprised of disinterested directors of the Company's Board of Directors.

Cash Flows
As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $55.5 million and $51.5 million, respectively. The increase primarily reflects $5.6 million of cash provided by operating activities, partially offset by $1.1 million of cash used in investing activities and $0.4 million of cash used in financing activities.

Net Cash Provided by Operating Activities
For the six months ended June 30, 2013, cash of $5.6 million was provided by operating activities. Operating activities from continuing operations used $11.9 million of cash consisting primarily of our net income of $2.3 million, adjusted for $15.8 million of income from discontinued operations associated with our U.S. carrier business, as well as various non-cash items including $1.5 million for depreciation and amortization, $1.0 million for non-cash interest expense, $0.2 million for stock-based compensation expense, and a $0.9 million million change in our net operating assets and liabilities. The change in our operating assets and liabilities was primarily driven by a decrease in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable as well as a reduction in prepaid expenses and other current assets. Operating activities from discontinued operations provided $17.4 million of cash during the six months ended June 30, 2013.

Net Cash Used in Investing Activities
For the six months ended June 30, 2013, cash of $1.1 million was used in investing activities. During the period, we capitalized software development costs of $1.0 million associated with our Voltari-Connect platform, including costs to develop new software products and significant enhancements to existing software products. We also used $0.2 million of cash to purchase property and equipment associated with our network operations.

Net Cash Used in Financing Activities
For the six months ended June 30, 2013, cash used in financing activities consisted of $0.6 million paid for rights offering costs, partially offset by the release of $0.2 million in cash previously restricted under a letter of credit.

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

During the six months ended June 30, 2013, we began capitalizing certain software development costs associated with our Voltari-Connect platform, which include the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred. We capitalize software development costs when application development begins, it is probable that the project will be completed and the software will be used as intended. Such capitalized costs are included within Property and equipment, net, on our condensed consolidated balance sheets and amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. For the three and six months ended June 30, 2013, we capitalized software development costs of $0.5 million and $1.0 million, respectively.

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

Effective April 12, 2013, Nathan Fong, our former Chief Financial Officer, resigned from his position with the Company. Mr. Fong played a significant role in our internal control over financial reporting, most notably performing review and approval functions with respect to accounting transactions and related disclosures. Subsequent to Mr. Fong’s departure, management has evaluated the Company’s internal control over financial reporting and reassigned his responsibilities to appropriate personnel to ensure the integrity of our internal control environment.

PART II

Item 1.    Legal Proceedings.

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case are Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleges violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 20(a) of the Securities Exchange Act (the “Exchange Act”) by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint seeks, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011. The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013 we filed a motion to dismiss the third amendment complaint, which is currently under consideration by the Court.
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

Additional information with respect to this Item may be found in Note 9 - Legal Proceedings to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference, and additional information on our commitments and contingencies can be found in Note 10 - Commitments and Contingencies to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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
Our failure to raise additional capital or generate the cash flows necessary to repay any amounts outstanding under our term loan when due and to maintain and expand our operations and invest in our services could result in a default under our term loan and reduce our ability to continue normal operations. We may not have sufficient capital to pay amounts outstanding under our $20 million term loan when due or to redeem our Series J preferred stock with an aggregate redemption price, including paid-in-kind dividends and accrued dividends, of approximately $33.0 million as of June 30, 2013. This could adversely affect our ability to continue normal operations and could result in the loss of your entire investment.
We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next twelve months. This, however, may not be the case. Our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital and on our not experiencing any events that may accelerate the payment of our $20.0 million term loan plus tax and any unpaid accrued interest thereon (which as of June 30, 2013 was approximately $3.5 million). Our ability to fund our capital needs also depends on our future operating performance, our ability to compensate for the loss of the substantial cash generated by our discontinued operations, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan, including capital to complete planned upgrades and enhancements to our products and services, increase our investment in capital equipment to support new and existing customers, extend our marketing and sales efforts, and make strategic acquisitions if attractive opportunities become available. Our future capital requirements will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the time and cost of our service enhancements, the rate of growth of the digital media and marketing business, the rate of mobile data subscriber growth, the acceptance rate of mobile devices as multi-functional computing platforms, the demand for wireless applications, the time and cost of successfully entering into new customer contracts and the amount of investment needed to achieve our sales and marketing objectives.

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
We are increasing our focus on our mobile media business and have largely discontinued our wireless carrier business. If we are unable to successfully realign our business to focus on our mobile media business our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Historically, we have depended on a limited number of significant wireless carriers, such as AT&T and Verizon, for a substantial portion of our revenues and cash flows. The discontinuation of our U.S. carrier business could result in lower revenues than expected and increased business development, marketing and sales expenses and cause our business to be less profitable and our results of operations to be adversely affected. There are no assurances that we will be able to generate sufficient revenues from our other customers.
As a result of the implementation of measures designed to protect the use of our net operating loss carryforwards and related tax benefits (“NOLs”) by restricting transfers of our common stock to the extent such transfers would affect the percentage of stock that is treated as owned by a five-percent stockholder, your ability to transfer your shares of common stock and your opportunity to receive a premium on our stock may be limited.
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
The market for digital media and marketing services is highly competitive, with numerous companies providing competing services. We compete with, among others, Google Inc. and Apple Inc., both of which are significantly larger than we are and have more capital to invest in their digital media and marketing businesses. They, or other companies that offer competing digital media solutions, may establish or strengthen cooperative relationships with their mobile operator partners, brand advertisers, app developers or other parties, thereby limiting our ability to promote our services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers and other customers. Other companies that offer analytics, mediation, exchange or other third-party services may also become intermediaries between mobile advertisers and thereby compete with us. Any of these developments would make it more difficult for us to sell our services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.
The market for mobile media and marketing services may deteriorate or develop more slowly than expected, which could harm our business.
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
We do not control the mobile networks over which we provide our mobile services.

Our mobile media and marketing business is dependent on the reliability of network operators and carriers who maintain sophisticated and complex mobile networks, as well as our ability to deliver ads and services on those networks at prices that enable us to realize a profit. Mobile networks have been subject to rapid growth and technological change, particularly in recent years. We do not control these networks.

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
Seasonal fluctuations in digital advertising and marketing activity could adversely affect our cash flows.
Our cash flows from operations could vary from quarter to quarter due to the seasonal nature of our customers' spending. For example, many advertisers devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday purchasing. Our operating cash flows could fluctuate materially from period to period as a result.
We do not have long-term agreements with our customers, and we may be unable to retain key customers, attract new customers or replace departing customers with customers that can provide comparable revenue to us.
Our success requires us to maintain and expand our current client relationships and to develop new relationships. Our contracts with our digital media customers generally do not include long-term obligations requiring them to purchase our services and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility as to our future media revenue streams. There can be no assurance that our customers will continue to use our services or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue.
Our media sales efforts require significant time and expense.
Attracting new media clients requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to potential advertiser clients who do not currently spend on digital or mobile advertising or are unfamiliar with our current services or platform. Furthermore, many of our clients' purchasing and design decisions typically require input from multiple internal constituencies. As a result, we must identify those involved in the purchasing decision and devote a sufficient amount of time to presenting our services to each of those individuals.
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
We offer our digital media services to customers based on a variety of pricing models, including CPM, CPA, CPC and CPI. Under performance-driven CPA and CPC pricing models, from which we currently derive a significant portion of our media revenue, customers only pay us if we provide the results they specify. These results-based pricing models differ from fixed-rate pricing models, like CPM, under which the fee is based on the number of times the ad is shown, without regard to its effectiveness. As a result, under our contracts with customers that provide for us to be paid on a CPC, CPA or CPI basis, we must be able to develop effective ad campaigns that result in the desired actions being taken by consumers. If we are not able to perform effectively under these arrangements, it could hurt our reputation and could cause our revenues to decline.
If we cannot increase the capacity of our media technology platform to meet advertiser or device user demand, our business will be harmed.
We must be able to continue to increase the capacity of our Voltari-Connect technology platform in order to support substantial increases in the number of advertisers, marketers and device users, to support an increasing variety of digital media formats and to maintain a stable service infrastructure and reliable service delivery. If we are unable to efficiently and effectively increase the scale of our digital marketing platform to support and manage these developments and the expected increase in mobile device users, while also maintaining a high level of performance, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to support emerging digital media formats or services preferred by potential customers, we may be unable to obtain new customers or may lose existing customers, and, in either case, our revenue could decline.
If we fail to detect click fraud or other invalid clicks on ads or messages, we could lose the confidence of our mobile media clients, which would cause our business to suffer.
Our digital media business relies on delivering positive results to our clients. We are exposed to the risk of fraudulent and other invalid clicks or conversions that clients may perceive as undesirable. Because of their smaller sizes as compared to personal computers, mobile device usage could result in a higher rate of accidental or otherwise inadvertent clicks by a user. Invalid clicks could also result from click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected customers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our services, refusals to pay, refund demands or withdrawal of future business. Any of these occurrences could damage our brand and lead to a loss of customers and revenue.
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
Activities of our customers could damage our reputation or give rise to legal claims against us.
Our customers' promotion of their products and services may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our clients to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although we are normally indemnified by the advertisers, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time-consuming to defend and could also hurt our reputation within the mobile advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend significant resources.
Competition for our employees is intense and failure to retain and recruit skilled personnel could negatively affect our financial results as well as our ability to maintain relationships with clients, service existing and new contracts, and drive future growth.
We provide sophisticated data delivery platforms and services to our customers. To attract and retain customers and service our existing and new contracts, we believe we need to demonstrate professional acumen and build trust and strong relationships, and that we must retain, identify, recruit, and motivate new hardware and software engineers, programmers, technical support personnel and marketing and sales representatives. Competition is intense for skilled personnel with engineering, product development, technical and marketing and sales experience, and we may not be able to retain and/or recruit individuals that possess the necessary skills and experience, or we may not be able to employ these individuals on acceptable terms and conditions, or at all. Moreover, competition has been increasing the cost of hiring and retaining skilled professionals as, among other reasons, other companies in the technology sector may offer more compensation, particularly in the form of equity awards. Recent business challenges, the realignment of our strategic path, reductions in force and changes in our executive management team have also increased turnover of our skilled personnel and we may continue to experience such turnover in the future. Our business and growth may suffer if we are unable to retain current personnel and hire other skilled personnel.
We have a history of net operating losses and may continue to suffer losses in the future.
For the years ended December 31, 2007, 2008, 2009, 2010, 2011 and 2012, we had net losses of approximately $77.9 million, $78.0 million, $16.3 million, $7.0 million, $195.4 million and $34.2 million, respectively. If we cannot become profitable, our financial condition will deteriorate further, and we may be unable to achieve our business objectives.
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
We implemented cost saving measures in the third and fourth quarters of 2011, 2012 and the first and second quarters of 2013, and may implement additional cost saving measures in the future. If we are not successful in implementing any future costs savings initiatives, our operating results and financial condition could be adversely affected. We may also experience an adverse impact on our business as a result of the reduction in force.
In the third and fourth quarters of 2011, 2012 and the first and second quarters of 2013, we implemented a reduction in our global workforce, canceled hiring plans and implemented other costs saving measures. These measures were designed to realign our strategic path, streamline our business, improve quality, integrate our acquisition of Adenyo, and effect our exit for the U.S. carrier business. We continue to review our cost structure and may implement further cost saving initiatives. We cannot guarantee that we will be successful in implementing such initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, a reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.
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
Government regulation of digital media is evolving, and unfavorable changes or our failure to comply with regulations could harm our business and operating results.
As the digital media industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information and other mobile marketing regulations could affect our and our customers' ability to use and share data, potentially reducing our ability to utilize this information for the purpose of continued improvement of the overall mobile subscriber experience. In addition, any regulation of the requirement to treat all content and application provider services the same over the mobile Internet, sometimes referred to as net neutrality regulation, could reduce our customers' ability to make full use of the value of our services. Further, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations to access the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the mobile Internet and the viability of mobile data service providers, which could harm our business and operating results. Finally, any further or more restrictive regulation of the ability of wireless carriers to include charges for goods and services in a mobile subscriber's bill or their ability to offer up these capabilities to third parties, such as ourselves, on a bill-on-behalf-of basis could negatively affect our business.
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
Mr. Carl C. Icahn controls approximately 14.5% of the voting power of our common stock as of August 12, 2013. Further, as a result of exercising his basic subscription privilege and oversubscription privilege in full in the recently completed rights offering, he holds 95.5% of our Series J preferred stock, which has limited voting rights, and he holds common stock warrants, that if exercised in full, would bring his voting powers to 30.4%. Transactions could be difficult to complete without the support of Mr. Carl C. Icahn. It is possible that Mr. Carl C. Icahn may not support transactions, director appointments and other corporate actions that other stockholders would support. In addition, Mr. Brett M. Icahn, one of our directors, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, another of our directors, is married to Mr. Carl C. Icahn's wife's daughter.
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
In addition, on September 16, 2011, we entered into a $20 million term loan with High River, as amended, which is secured by substantially all of our assets and is guaranteed by two of our subsidiaries, mCore International and Motricity Canada. High River is beneficially owned by Mr. Carl C. Icahn. The principal and interest are due and payable at maturity on August 28, 2013. We expect to repay the term loan at maturity. The term loan provides High River with a right to accelerate the payment of the term loan if, among others, we experience an ownership change (within the meaning of Section 382 of the Code) that results in a substantial limitation on our ability to use our NOLs and related tax benefits or if the shares of our Series J preferred stock or any other shares of preferred stock we may issue become redeemable at the option of the holders or if we are required to pay the liquidation preference for such shares.
Our historical financial statements may not be indicative of future performance.
In light of our acquisitions of the mobile division of InfoSpace in December 2007 and of Adenyo in April 2011, our operating results only reflect the impact of those acquisitions from the acquisition date, and therefore comparisons with prior periods are difficult. As a result, our limited historical financial performance as owners of the mobile division of InfoSpace and the Adenyo business may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability. Furthermore, our operating history includes business in geographic areas in which we are no longer active, all of which has resulted in revenue and profitability growth rates that may not be indicative of our future results of operations. As a result, the price of our common stock may be volatile. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the consolidated financial statements and we updated the historical consolidated financial statements in order to present the results of our operations in India and the Asia Pacific region as well as of our subsidiaries in France and the Netherlands as discontinued operations on a retrospective basis for the years ended December 31, 2011 and 2010. In December 2012, AT&T gave notice that it was terminating a revenue generating agreement that was material to the Company, and in April 2013, AT&T exercised its right to terminate its other material contract with us, both of which were effective on June 30, 2013. Thereafter, in June 2013, we elected to assign all of our rights and interests under our Verizon Portal Agreement to Opalhaven, also effective June 30, 2013. All operations related to our U.S. carrier business are reported as discontinued operations in the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012. As a result of the foregoing factors, the recent significant changes in our company, the realignment of our strategic path and our exploration of financing alternatives, our historical results of operations are not necessarily indicative of the operating results to be expected in the future.
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

Item 6.	Exhibits.

EXHIBIT NO.	Description of Documents

10.1	Amendment No. 11 to WAP 2.0 Hosting Agreement, dated June 24, 2004, as amended by and between Motricity, Inc., a wholly owned subsidiary of Voltari Corporation, and Verizon Sourcing LLC.*

31.1	Certification of Richard Stalzer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Richard Sadowsky pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Administrative Officer.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VOLTARI CORPORATION

Date:	August 13, 2013	By:	/s/ Richard Sadowsky
Richard Sadowsky
Chief Administrative Officer and principal financial officer