Form 10-Q
period 2013-09-30
Voltari Corp
filed 2013-11-14
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 333-186564

Voltari Corporation
(Exact name of registrant as specified in its charter)

Delaware	90-0933943
(State of incorporation)	(I.R.S. Employer Identification Number)
601 W. 26th Street, Suite 415
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

As of November 13, 2013, there were 4,655,593 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$31,675	$51,528
Restricted short-term investments	230	407
Accounts receivable, net of allowance for doubtful accounts of $216 and $287, respectively	3,743	13,936
Prepaid expenses and other current assets	1,738	2,140
Total current assets	37,386	68,011
Property and equipment, net	4,760	6,656
Goodwill	2,416	2,416
Intangible assets, net	3,331	4,262
Other assets	171	172
Total assets	$48,064	$81,517

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,929	$7,958
Accrued compensation	1,292	3,285
Deferred revenue	615	814
Debt facilities	—	22,454
Other current liabilities	1,208	1,600
Total current liabilities	7,044	36,111
Other non-current liabilities	26	17
Total liabilities	7,070	36,128

Commitments and contingencies

Redeemable preferred stock, $0.001 par value; 1,199,643 shares issued and outstanding at September 30, 2013 and December 31, 2012	29,906	26,539

Stockholders’ equity
Preferred stock, $0.001 par value; 350,000,000 shares authorized; 1,199,643 shares issued and outstanding at September 30, 2013 and December 31, 2012 (see Redeemable preferred stock)	—	—
Common stock, $0.001 par value; 625,000,000 shares authorized; 4,655,593 and 4,673,275 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively (1)	5	47
Additional paid-in capital	569,891	573,166
Accumulated deficit	(558,189)	(553,722)
Accumulated other comprehensive loss	(619)	(641)
Total stockholders’ equity	11,088	18,850
Total liabilities, redeemable preferred stock and stockholders’ equity	$48,064	$81,517
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$3,610	$4,154	$10,519	$11,741

Operating expenses
Direct third-party expenses	1,845	1,361	5,135	4,776
Datacenter and network operations, excluding depreciation	758	335	1,731	966
Product development and sustainment, excluding depreciation	955	2,038	3,284	7,261
Sales and marketing, excluding depreciation	1,938	2,072	5,669	5,407
General and administrative, excluding depreciation	2,668	4,864	10,150	15,152
Depreciation and amortization	1,334	1,543	2,786	3,561
Restructuring	—	—	—	2,505
Total operating expenses	9,498	12,213	28,755	39,628
Operating loss	(5,888)	(8,059)	(18,236)	(27,887)
Other expense, net
Other income (expense)	22	(281)	(154)	(802)
Interest and investment income, net	6	—	19	1
Interest expense	(324)	(490)	(1,341)	(1,424)
Total other expense, net	(296)	(771)	(1,476)	(2,225)
Loss from continuing operations before income taxes	(6,184)	(8,830)	(19,712)	(30,112)
Provision for income taxes	—	96	—	28
Net loss from continuing operations	(6,184)	(8,926)	(19,712)	(30,140)
Net income (loss) from discontinued operations	(539)	9,463	15,245	20,060
Net income (loss)	(6,723)	537	(4,467)	(10,080)
Accretion of redeemable preferred stock	(132)	—	(387)	—
Series J redeemable preferred stock dividends	(1,080)	—	(3,106)	—
Net income (loss) attributable to common stockholders	$(7,935)	$537	$(7,960)	$(10,080)

Net income (loss) per share attributable to common stockholders - basic and diluted
Continuing operations (1)	$(1.58)	$(1.93)	$(4.99)	$(6.55)
Discontinued operations (1)	(0.12)	2.05	3.28	4.36
Total net income (loss) per share attributable to common stockholders (1)	$(1.70)	$0.12	$(1.71)	$(2.19)

Weighted-average common shares outstanding – basic	4,662,287	4,608,339	4,649,345	4,602,935
Weighted-average common shares outstanding – diluted	4,662,287	4,608,731	4,649,345	4,602,935

(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$(6,723)	$537	$(4,467)	$(10,080)
Other comprehensive income:
Realization of cumulative translation adjustment	—	—	(8)	888
Foreign currency translation adjustment	127	236	30	311
Other comprehensive income	127	236	22	1,199
Comprehensive income (loss)	$(6,596)	$773	$(4,445)	$(8,881)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares (1)	Amount				Total
Balance as of December 31, 2011	4,622,679	$46	$570,331	$(519,480)	$(1,772)	$49,125
Net loss	—	—	—	(34,242)	—	(34,242)
Other comprehensive income	—	—	—	—	1,131	1,131
Redeemable preferred stock dividends	—	—	(940)	—	—	(940)
Accretion of redeemable preferred stock	—	—	(111)	—	—	(111)
Common stock warrants issued with rights offering	—	—	1,321	—	—	1,321
Restricted stock activity	50,596	1	(24)	—	—	(23)
Stock-based compensation expense	—	—	2,589	—	—	2,589
Balance as of December 31, 2012	4,673,275	47	573,166	(553,722)	(641)	18,850
Net loss	—	—	—	(4,467)	—	(4,467)
Other comprehensive income	—	—	—	—	22	22
Redeemable preferred stock dividends	—	—	(3,106)	—	—	(3,106)
Accretion of redeemable preferred stock	—	—	(387)	—	—	(387)
Adjustment for reverse stock split	(135)	(42)	42	—	—	—
Restricted stock activity	(17,547)	—	(97)	—	—	(97)
Stock-based compensation expense	—	—	273	—	—	273
Balance as of September 30, 2013	4,655,593	$5	$569,891	$(558,189)	$(619)	$11,088
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,467)	$(10,080)
Income from discontinued operations	(15,245)	(20,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,786	3,561
Stock-based compensation expense	273	1,633
Deferred tax liability	—	28
Non-cash interest expense	—	1,424
Other non-cash adjustments	(236)	915
Changes in operating assets and liabilities:
Accounts receivable	609	25,478
Prepaid expenses and other current assets	402	1,500
Other assets	1	(421)
Accounts payable and accrued expenses	(5,128)	(18,796)
Deferred revenue	(199)	(1,017)
Net cash used in operating activities - continuing operations	(21,204)	(15,835)
Net cash provided by operating activities - discontinued operations	23,405	24,001
Net cash provided by operating activities	2,201	8,166

Cash flows from investing activities:
Purchases of property and equipment	(256)	(959)
Capitalized software development costs	(1,489)	—
Proceeds from sale of fixed assets	—	95
Net cash used in investing activities - continuing operations	(1,745)	(864)
Net cash provided by (used in) investing activities - discontinued operations	61	(416)
Net cash used in investing activities	(1,684)	(1,280)

Cash flows from financing activities:
Repayments of debt facilities	(20,000)	—
Rights offering costs	(586)	(1,125)
Cash paid for tax withholdings on restricted stock	—	(30)
Restricted short-term investments	177	47
Net cash used in financing activities - continuing operations	(20,409)	(1,108)
Effect of exchange rate changes on cash and cash equivalents	39	(26)
Net increase (decrease) in cash and cash equivalents	(19,853)	5,752
Cash and cash equivalents at beginning of period	51,528	13,066
Cash reclassified to assets held for sale at beginning of period	—	159
Cash and cash equivalents at end of period	$31,675	$18,977

Supplemental schedule of cash flow information:
Series J redeemable preferred stock dividends paid-in-kind	$2,967	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization

Overview. Voltari Corporation (“Voltari” or the “Company”) empowers our customers (including brands, marketers and advertising agencies) to maximize the reach and economic potential of the mobile ecosystem through the delivery of relevance-driven merchandising, digital marketing and advertising solutions, primarily over smartphones and other mobile devices. Voltari leverages advanced predictive analytics capabilities (including sophisticated data curation and modeling) to deliver the right content, to the right person at the right time. Voltari’s unique combination of technology, expertise and go-to-market approach delivers return-on-investment for our customers.

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from the carrier business outside of the United States (“U.S.”) and on June 30, 2013, concluded our U.S. carrier business. We are now focused on our digital media business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services.

Voltari, a Delaware corporation, was incorporated, under the name “Mobile Systems Corp.,” on December 14, 2012, as a wholly-owned subsidiary of Motricity, Inc., a Delaware corporation (the “Old Parent”), and changed its name to “Voltari Corporation” on January 16, 2013. On April 9, 2013, pursuant to the consummation of the Reorganization (as defined below) the Old Parent became a wholly-owned subsidiary of Voltari. On July 30, 2013, the Old Parent changed its name to Voltari Operating Corp.

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

On April 14, 2011, pursuant to an Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc. (“Adenyo”), Motricity Canada Inc. (formerly 7761520 Canada Inc.), the Old Parent and the other parties thereto, the Old Parent acquired substantially all of the assets of Adenyo and its subsidiaries and assumed certain of Adenyo’s and its subsidiaries’ liabilities. Adenyo was a mobile marketing, advertising and analytics solutions provider with operations in the U.S., Canada and France. The acquired assets included Adenyo’s interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights.

On April 9, 2013, the Old Parent and Voltari consummated a transaction intended to protect the long-term value of the Old Parent's substantial net operating loss carry-forwards (the “Reorganization”) pursuant to an agreement and plan of reorganization by and among the Old Parent, Voltari and Voltari Merger Sub, Inc. (the “Agreement and Plan of Reorganization”). The Agreement and Plan of Reorganization and the transactions contemplated thereby were approved and adopted by the Old Parent’s stockholders on April 9, 2013. Upon completion of the Reorganization, the Old Parent became a wholly-owned subsidiary of Voltari, which replaced the Old Parent as the publicly held corporation. Further, Voltari’s common stock was deemed to be registered under Section 12(b) of the Securities and Exchange Act of 1934, as amended, pursuant to rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), Voltari is the successor issuer to the Old Parent. As of April 10, 2013, shares of Voltari’s common stock commenced trading on the NASDAQ Capital Market (“NASDAQ”) under the symbol “VLTC.”

On April 9, 2013, the Old Parent’s stockholders approved an amendment to Voltari’s Certificate of Incorporation (the “Certificate of Amendment”) to effect a one-for-ten reverse stock split of the outstanding shares of Voltari’s common stock after the Reorganization if Voltari’s board of directors (the “Board”) determined that the reverse stock split was appropriate in order to regain compliance with the listing requirements of NASDAQ. The Board made the determination that the reverse stock split was appropriate on April 15, 2013, and the Certificate of Amendment was filed with the Secretary of State of the State of Delaware and became effective on April 23, 2013. Trading on NASDAQ of our common stock reflecting the one-for-ten reverse stock split commenced on April 24, 2013. Voltari regained compliance with NASDAQ’s listing requirements on May 7, 2013 when the closing price of its common stock on NASDAQ was above $1.00 for ten consecutive days.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

As discussed below, we exited most of our non-U.S. carrier business in 2012. See Note 3- Discontinued Operations. On December 17, 2012, our largest customer, AT&T, provided us with notice that it would be terminating one of its agreements and all services thereunder (effective June 30, 2013) pursuant to its right to termination for convenience thereunder. On April 25, 2013, AT&T exercised its right to terminate its other material contract with us, also effective on June 30, 2013. On June 4, 2013, the Verizon Portal Agreement, by and between the Old Parent and Verizon Sourcing LLC (“Verizon”) was amended by a Transition Agreement (the “Transition Agreement”) among the Old Parent, Opalhaven Corporation (“Opalhaven”) and Verizon. Under the Transition Agreement: (a) all of the Old Parent’s rights, title and interest in and to the Verizon Portal Agreement were assigned to Opalhaven on June 30, 2013 (the “Transition Date”) in consideration of Opalhaven’s assumption of all of the obligations, duties, responsibilities and undertakings of the Old Parent under the Verizon Portal Agreement and (b) Verizon waived all claims against the Old Parent arising under the Verizon Portal Agreement after the Transition Date.

The revenue generated from our agreements with AT&T and Verizon contributed positively to our cash flow from operations for the nine months ended September 30, 2013 and 2012.

As a result of the termination of our agreements with AT&T and the Transition Agreement, we exited our U.S. carrier business on June 30, 2013. While we believe that our exit from the carrier business and our increased focus on digital media and advertising will have a positive effect on our profitability in the long term, there is no assurance that this will be the case. All of the operations related to our carrier business (other than our continuing business in the United Kingdom (“UK”)) are reported as discontinued operations in the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012. See Note 3- Discontinued Operations.

Liquidity and Capital Resources. We had a term loan from High River Limited Partnership (“High River”) in the principal amount of $20.0 million, with a maturity date of August 28, 2013. We repaid the term loan on August 19, 2013. High River is beneficially owned by Mr. Carl C. Icahn, who, as of November 13, 2013, beneficially owns approximately 30.5% of our outstanding shares of common stock, controls approximately 14.6% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Mr. Brett M. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn’s wife’s daughter. The term loan, as amended, was approved by a committee comprised of disinterested directors of our Board of Directors.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for units consisting of shares of our 13% Series J preferred stock and warrants to purchase common stock, at a subscription price of $0.65 per unit. The rights offering was fully subscribed and closed on October 11, 2012. We received approximately $27.8 million in net proceeds upon closing of the rights offering. This contributed to our ability to repay the term loan. We intend to continue to use the net proceeds from this rights offering for general corporate and working capital purposes, which may include any acquisitions we may pursue.

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

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs. Our failure to do so could result in, among other things, loss of our customers and a loss of our stockholders’ entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in more detail below. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

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

On April 23, 2013, the Company effected a one-for-ten reverse stock split of its common stock. As a result, the number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. In addition, the exercise price and the number of common shares issuable under the Company’s share-based compensation plans and upon exercise of the Company’s outstanding warrants to purchase common stock, as well as the issued and outstanding share capital have been correspondingly adjusted to reflect the reverse stock split. See Note 1 - Organization for more information.

Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.
The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or for any other period.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the recognition of certain revenues, valuation of deferred tax assets, intangible assets, goodwill and long-lived asset impairment charges, stock-based compensation, litigation and other loss contingencies and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

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

Accumulated Other Comprehensive Loss
Comprehensive income (loss) includes net income (loss) as currently reported under U.S. GAAP and other comprehensive income (loss). Other comprehensive income (loss) considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net income (loss), but rather are reported

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

as a separate component of stockholders’ equity.

Software Development Costs
Our software development expenses consist primarily of salaries and fees paid to outside vendors. Costs incurred in connection with research activities are charged to operating expenses as incurred and are included within product development and sustainment, excluding depreciation, in the condensed consolidated statements of operations.

Effective January 1, 2013, we began capitalizing certain software development costs associated with our Voltari-Connect platform, which include the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. Costs associated with preliminary project stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred. We capitalize software development costs when application development begins, it is probable that the project will be completed and the software will be used as intended. These capitalized costs are included within Property and equipment, net, on our condensed consolidated balance sheets and amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. For the three and nine months ended September 30, 2013, we capitalized software development costs of $0.5 million and $1.5 million, respectively. We did not capitalize any software development costs in 2012.

Fair Value of Financial Instruments
As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $31.7 million and $51.5 million, respectively, and restricted short-term investments of $0.2 million and $0.4 million, respectively. Restricted short-term investments were evaluated using quoted market prices (Level 1) to determine their fair value. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

Recent Accounting Pronouncements
There are no recently issued accounting standards that we expect to have a material effect on our financial condition, results of operations or cash flows.

3. Discontinued Operations

International Carrier Operations
On December 31, 2011, we agreed to terminate our relationship with PT XL Axiata Tbk (“XL”), at XL’s request. In connection with this termination and as a result of the review of our strategic path, we decided to exit our business in India and the Asia Pacific region based on the resources and costs associated with these operations and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business. In connection with this exit, we terminated all of our employees and closed our offices in Singapore, Malaysia, Indonesia, and India and our data center in India and incurred other costs associated with legal, accounting and tax support. As of June 30, 2012, we had substantially liquidated all assets and liabilities associated with our subsidiaries in India and the Asia Pacific region.

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of certain subsidiaries, we decided to sell our subsidiaries located in France and the Netherlands. We completed the sale of our France and Netherlands subsidiaries in May 2012. The costs associated with the sale of these subsidiaries were minimal. All operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the condensed consolidated financial statements for the three and nine months ended September 30, 2012.

U.S. Carrier Operations
In December 2012, AT&T gave notice that it was terminating a revenue generating agreement that was material to the Company, and in April 2013, AT&T exercised its right to terminate its other material contract with us, both of which were effective on June 30, 2013. Thereafter, in June 2013, we elected to assign all of our rights and interests under our Verizon Portal Agreement to Opalhaven, also effective June 30, 2013. In light of these events, we decided to wind down our U.S. carrier operations and increase our focus on our mobile media business. Accordingly, all operations related to our U.S. carrier

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

business are reported as discontinued operations in the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012.

Discontinued operations on the condensed consolidated statements of operations for the three months ended September 30, 2013 is as follows (in thousands):

U.S. Carrier
Revenue	$634
Operating loss	(539)
Pre-tax loss	(539)
Benefit for income taxes	—
Net loss from discontinued operations	$(539)

Discontinued operations on the condensed consolidated statements of operations for the three months ended September 30, 2012 is as follows (in thousands):

	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Subtotal	U.S. Carrier	Total
Revenue	$—	$—	$—	$—	$18,892	$18,892
Operating income	—	—	—	—	9,463	9,463
Loss on disposal of assets and liabilities	—	—	—	—	—	—
Gain (loss) on sale of subsidiary	—	—	—	—	—	—
Gain (loss) on realization of cumulative translation adjustment	—	—	—	—	—	—
Pre-tax income	—	—	—	—	9,463	9,463
Benefit for income taxes	—	—	—	—	—	—
Net income from discontinued operations	$—	$—	$—	$—	$9,463	$9,463

Discontinued operations on the condensed consolidated statements of operations for the nine months ended September 30, 2013 is as follows (in thousands):

U.S. Carrier
Revenue	$28,759
Operating income	15,245
Pre-tax income	15,245
Benefit for income taxes	—
Net income from discontinued operations	$15,245

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Discontinued operations on the condensed consolidated statements of operations for the nine months ended September 30, 2012 is as follows (in thousands):

	France Subsidiary	Netherlands Subsidiary	India and the Asia Pacific Region	Subtotal	U.S. Carrier	Total
Revenue	$658	$835	$—	$1,493	$56,300	$57,793
Operating income (loss)	(387)	10	(4,409)	(4,786)	26,506	21,720
Loss on disposal of assets and liabilities	—	—	(876)	(876)	—	(876)
Gain (loss) on sale of subsidiary	318	(693)	—	(375)	—	(375)
Gain (loss) on realization of cumulative translation adjustment	140	128	(898)	(630)	—	(630)
Pre-tax income (loss)	71	(555)	(6,183)	(6,667)	26,506	19,839
Benefit for income taxes	—	—	(221)	(221)	—	(221)
Net income (loss) from discontinued operations	$71	$(555)	$(5,962)	$(6,446)	$26,506	$20,060

As of September 30, 2013 and December 31, 2012, assets and liabilities associated with discontinued operations of our U.S. carrier business have been included in the following line items on our condensed consolidated balance sheets (in thousands):

	September 30, 2013	December 31, 2012
Assets:
Accounts receivable, net of allowance for doubtful accounts	$—	$9,698

Liabilities:
Accounts payable and accrued expenses	—	1,868
Accrued compensation	—	1,301
Deferred revenue	—	851

4. Restructuring

During the first quarter of 2012, as a part of the overall realignment of our strategic path, our exit from India and the Asia Pacific region and our decision to sell our France and Netherlands subsidiaries, we initiated a restructuring plan. As a result of this restructuring plan, we implemented a reduction in force and incurred costs related to involuntary termination benefits. A portion of the restructuring charges related to charges incurred in the U.S. are included in discontinued operations. For the nine months ended September 30, 2012, approximately $2.5 million has been included in Restructuring on the condensed consolidated statements of operations. We have not incurred any restructuring charges subsequent to June 30, 2012. All restructuring charges committed to were paid in 2012.

5. Debt Facilities

We entered into a $20.0 million term loan with High River on September 16, 2011, and subsequently amended the terms on November 14, 2011 and February 28, 2012. The term loan accrued interest at 9% per year, which was paid-in-kind quarterly through capitalizing interest and adding it to the principal balance. We repaid the term loan in full, approximately $23.8 million in principal and accrued interest, on August 19, 2013.

6. Redeemable Preferred Stock

Upon successful completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and (after giving effect to the one-for-ten reverse stock split) 1,014,982 common stock warrants in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

determined with the assistance of a third party valuation specialist. Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity on our condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of 5 years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $4.1 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments made on January 1, 2013, April 1, 2013, July 1, 2013 and October 1, 2013. Dividends on the Series J preferred stock and the accretion reduce the amount of net earnings that are available to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

As of September 30, 2013, our Series J preferred stock has an aggregate redemption value of approximately $34.0 million, including paid-in-kind dividends of $3.0 million and accrued dividends of $1.1 million.

7. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the period indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common stockholders	$(7,935)	$537	$(7,960)	$(10,080)

Weighted-average common shares outstanding - basic (1)	4,662,287	4,608,339	4,649,345	4,602,935
Effect of dilutive securities:
Restricted stock	—	392	—	—
Weighted-average common shares outstanding - diluted (1)	4,662,287	4,608,731	4,649,345	4,602,935

Net income (loss) per share attributable to common stockholders - basic and diluted (1)	$(1.70)	$0.12	$(1.71)	$(2.19)
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.

Basic and diluted net income (loss) per share attributable to common stockholders has been computed based on net income (loss) attributable to common stockholders and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable.  The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares, would be used to repurchase common shares in the market at the average stock price during the period. We have excluded warrants and options to purchase common stock, when the potentially issuable shares covered by these securities are antidilutive.

The following table presents the outstanding antidilutive securities at each period end not included in net income (loss) per share attributable to common stockholders:

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 30,
	2013	2012
Warrants to purchase common stock (1)	1,215,661	202,740
Options to purchase common stock (1)	162,509	81,568
Restricted stock (1)	1,075	12,237
Series J redeemable preferred stock	1,199,643	—
Total securities excluded from net income (loss) per share attributable to common stockholders	2,578,888	296,545
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.

8. Related Party Transactions

We repaid the term loan from High River in full on August 19, 2013 (see Note 5-Debt Facilities for further information). High River is beneficially owned by Carl C. Icahn, who, as of November 13, 2013, beneficially owns approximately 30.5% of the Company’s outstanding shares of common stock, controls approximately 14.6% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Brett M. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn’s wife’s daughter. The term loan, as amended, was unanimously approved by a committee comprised of disinterested directors of the Company’s Board of Directors.

9. Legal Proceedings

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Old Parent between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case were Old Parent, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 20(a) of the Securities Exchange Act (the “Exchange Act”) by all defendants and under Section 10(b) of the Exchange Act by Old Parent and those of our former and current officers who are named as defendants. The complaint sought, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013, we filed a motion to dismiss the third amended complaint, which was granted by the Court on October 1, 2013. On October 31, 2013, the plaintiffs filed a notice of appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit.

Derivative Actions. In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers (including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jay A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner, James L. Nelson and Jay Firestone) in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. Two of the derivative actions were consolidated on October 27, 2011. On November 8, 2011, the parties filed a stipulation to stay

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

completely the consolidated derivative action until the Court ruled on the dismissal motion in the consolidated class action.  The court granted the parties’ stipulation on November 10, 2011, thereby staying the consolidated derivative action.  On November 14, 2011, the third derivative action was transferred to the consolidated derivative proceeding, thereby subjecting it to the proceeding’s litigation stay.

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

10. Subsequent Event

On October 31, 2013, we completed the sale of our Generation5 Mathematical Technology business to a third party. The Generation5 business contributed revenues of $0.5 million and $0.6 million to our total consolidated revenues for the three months ended September 30, 2013 and 2012, respectively, contributed $1.7 million and $1.8 million to our total consolidated revenues for the nine months ended September 30, 2013 and 2012, respectively, and contributed $2.3 million to our total consolidated revenues for the year ended December 31, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements regarding various estimates we have made in preparing our financial statements, including our estimated impairment charges, statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, the sufficiency of our capital resources, our evaluation of strategic and financing alternatives and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

We may, through our senior management, from time to time make “forward-looking statements” about matters described herein or other matters concerning us. You should consider our forward-looking statements in light of the risks and uncertainties that could cause our actual results to differ materially from those which are management’s current expectations or forecasts. Risks and uncertainties that could adversely affect our business and prospects include, but are not limited to, those discussed in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, as well as the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this Quarterly Report on Form 10-Q. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Except as required by law, we disclaim any intent or obligation to revise or update any forward-looking statements for any reason.

Business Overview
Voltari Corporation (“Voltari” or the “Company”) empowers our customers (including brands, marketers and advertising agencies) to maximize the reach and economic potential of the mobile ecosystem through the delivery of relevance-driven merchandising, digital marketing and advertising solutions, primarily over smartphones and other mobile devices. Voltari leverages advanced predictive analytics capabilities (including sophisticated data curation and modeling) to deliver the right content, to the right person at the right time. Voltari’s unique combination of technology, expertise and go-to-market approach delivers return-on-investment for our customers.

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from the carrier business outside of the United States (“U.S.”) and on June 30, 2013, concluded our U.S. carrier business. We are now focused on our digital media business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services.

Voltari, a Delaware corporation, was incorporated, under the name “Mobile Systems Corp.,” on December 14, 2012, as a wholly-owned subsidiary of Motricity, Inc., a Delaware corporation (the “Old Parent”), and changed its name to “Voltari Corporation” on January 16, 2013. On April 9, 2013, pursuant to the consummation of the Reorganization (as defined below) the Old Parent became a wholly-owned subsidiary of Voltari. On July 30, 2013, the Old Parent changed its name to Voltari Operating Corp.

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

On April 14, 2011, pursuant to an Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc. (“Adenyo”), Motricity Canada Inc. (formerly 7761520 Canada Inc.), the Old Parent and the other parties thereto, the Old Parent acquired substantially all of the assets of Adenyo and its subsidiaries and assumed certain of Adenyo’s and its subsidiaries’ liabilities. Adenyo was a mobile marketing, advertising and analytics solutions provider with operations in the U.S., Canada and France. The acquired assets included Adenyo’s interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights.

On April 9, 2013, the Old Parent and Voltari consummated a transaction intended to protect the long-term value of the Old Parent’s substantial net operating loss carry-forwards (the “Reorganization”) pursuant to an agreement and plan of reorganization by and among the Old Parent, Voltari and Voltari Merger Sub, Inc. (the “Agreement and Plan of Reorganization”). The Agreement and Plan of Reorganization and the transactions contemplated thereby were approved and adopted by the Old Parent’s stockholders on April 9, 2013. Upon completion of the Reorganization, the Old Parent became a wholly-owned subsidiary of Voltari, which replaced the Old Parent as the publicly held corporation. Further, Voltari’s common stock was deemed to be registered under Section 12(b) of the Securities and Exchange Act of 1934, as amended, pursuant to rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), Voltari is the successor issuer to the Old Parent. As of April 10, 2013, shares of Voltari’s common stock commenced trading on the NASDAQ Capital Market (“NASDAQ”) under the symbol “VLTC.”

On April 9, 2013, the Old Parent’s stockholders approved an amendment to Voltari’s Certificate of Incorporation (the “Certificate of Amendment”) to effect a one-for-ten reverse stock split of the outstanding shares of Voltari’s common stock after the Reorganization if Voltari’s board of directors (the “Board”) determined that the reverse stock split was appropriate in order to regain compliance with the listing requirements of NASDAQ. The Board made the determination that the reverse stock split was appropriate on April 15, 2013, and the Certificate of Amendment was filed with the Secretary of State of the State of Delaware and became effective on April 23, 2013. Trading on NASDAQ of our common stock reflecting the one-for-ten reverse stock split commenced on April 24, 2013. Voltari regained compliance with NASDAQ’s listing requirements on May 7, 2013 when the closing price of its common stock on NASDAQ was above $1.00 for ten consecutive days.

On April 23, 2013, we affected a one-for-ten reverse stock split of our common stock. As a result, the number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. In addition, the exercise price and the number of common shares issuable under our share-based compensation plans and upon exercise of our outstanding warrants to purchase common stock, as well as the issued and outstanding share capital have been correspondingly adjusted to reflect the reverse stock split.

Our operations are predominantly based in the U.S., with international operations in Canada and the United Kingdom (“UK”). As noted above, we exited most of our non-U.S. carrier business in 2012, and exited our U.S. carrier business in June 2013. While we believe that our exit from the carrier business and our increased focus on digital media and advertising will have a positive effect on our profitability in the long term, there is no assurance that this will be the case. All of the operations related to our carrier business (other than our continuing business in the UK) are reported as discontinued operations in the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012. See Note 3- Discontinued Operations to our condensed consolidated financial statements for more information.

Recent Developments.
Overview. We have undergone significant changes over the past several years as described in more detail below. These changes have included: an increased focus on our mobile media business, exiting U.S. and international carrier operations (excluding UK operations), implementing cost reduction measures, exploring strategic and financing alternatives, securing, amending and repaying a term loan, implementing changes in management, closing a fully subscribed rights offering and consummating a reorganization transaction designed to help protect the long-term value of our substantial net operating loss carryforwards. During this period of transformation, we have continued to deliver value-added solutions and roll out new services to customers, and we have taken a number of proactive steps to evolve our strategy to rebuild the Company and lower operating expenses. We believe that these measures have helped improve our ability to take advantage of the growth opportunities in the digital media and marketing industry.

The continuing uncertainty surrounding worldwide financial markets and macroeconomic conditions have caused and may continue to cause our customers to decrease or delay their expansion, purchasing and promotional activities. Additionally, constrictions in world credit markets may cause our customers to experience difficulty securing the financing necessary to expand their operations and purchase our services. Economic uncertainty and unemployment have resulted in and may continue to result in cost-conscious consumers, which has adversely affected and may continue to adversely affect demand for our services. If the current adverse macroeconomic conditions continue, the negative impact on our business and prospects may continue.

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

Our operating history includes business in geographic areas in which we are no longer active and our U.S.-based wireless carrier business. In December 2012, AT&T gave notice that it was terminating a revenue generating agreement that was material to the Company, and in April 2013, AT&T exercised its right to terminate its other material contract with us, both of which were effective on June 30, 2013. Thereafter, in June 2013, we elected to assign all of our rights and interests under our Verizon Portal Agreement to Opalhaven Corporation, also effective June 30, 2013. U.S. carrier revenue was $73.9 million in 2012, and $28.8 million during the nine months ended September 30, 2013. This revenue contributed positively to our cash flow from operations during these periods. As a result of the foregoing factors, the recent significant changes in our company, the realignment of our strategic path, our exploration of financing alternatives and other changes in our business prior to 2012, our historical results of operations, including periods prior to the periods presented herein, are not necessarily indicative of the operating results to be expected in the future.

Management and Director Changes. On November 15, 2012, the employment of our President and Interim Chief Executive Officer, James R. Smith, Jr., was terminated, and Richard Stalzer was appointed Chief Executive Officer. Mr. Stalzer was initially hired by the Company in January 2012 as President of our mobile marketing and advertising business when Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. Also on November 15, 2012, Nathan Fong was appointed Chief Operating Officer in addition to his role as our Chief Financial Officer which he assumed on June 12, 2012. On March 26, 2013, Mr. Fong notified the Company that he would resign from his positions as Chief Financial Officer and Chief Operating Officer, effective April 12, 2013. On August 14, 2013, John Breeman commenced serving as the Company’s Chief Financial Officer. Richard Sadowsky, who had, since July of 2012, been serving as our General Counsel on secondment from SNR Denton US LLP, was appointed Chief Administrative Officer as well as General Counsel and began serving as an employee of the Company on January 1, 2013. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Further, on January 16, 2013, Lady Barbara Judge, CBE, a member of our board of directors resigned from her position as a director and as a member of our compensation committee and governance and nominating committee, effective immediately. Her decision to resign was not a result of any disagreement with the Company or its management. Also on January 16, 2013, the board of directors appointed Kevin Lewis as a director to fill the vacancies on the board of directors and on the compensation committee created by Lady Judge’s resignation. The board of directors appointed James Nelson as a member of the Company’s governance and nominating committee to fill the vacancy on that Committee left by Lady Judge.

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

Total revenues

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(Dollars in thousands)
Total revenues	$3,610	$4,154	$(544)	(13.1)%	$10,519	$11,741	$(1,222)	(10.4)%

Total revenues for the three months ended September 30, 2013 decreased $0.5 million, or 13.1%, compared to the three months ended September 30, 2012. This decrease is primarily due to:

•	$0.5 million decrease from the premium messaging business reflecting our decision to exit this business in late 2012;

•	$0.4 million of UK Carrier revenue recognized in 2012 upon execution of renewal agreements for services that were previously rendered; and

•	$0.4 million decrease due to reduced professional services projects performed in our Canadian messaging business in 2013.
The decrease was partially offset by a $0.8 million increase in revenue attributable to our advertising business, due to a combination of an increase in customers and an increase in sales to existing customers.

Total revenues for the nine months ended September 30, 2013 decreased $1.2 million, or 10.4%, compared to the nine months ended September 30, 2012. This decrease is primarily due to:

•	$2.3 million of decreased revenue from the premium messaging business reflecting our decision to exit this business in late 2012; and

•
$1.1 million reduction in revenue associated with our other mobile media enterprise solutions due to various reasons, such as the reduction in professional service projects in the Canadian messaging business.

The decrease was partially offset by a $2.3 million increase in revenue attributable to our advertising business, due to a combination of an increase in customers and an increase in sales to existing customers.

We generated 63.9% and 59.9% of our revenues in the U.S. for the three and nine months ended September 30, 2013, respectively, as compared to 46.0% and 53.6% for the three and nine months ended September 30, 2012, respectively.

Two customers accounted for 32% and 33% of the Company’s total revenues for the three and nine months ended September 30, 2013, respectively. Two customers accounted for 28% of the Company’s total revenues for the three months ended September 30, 2012. No customers accounted for more than 10% of the Company’s total revenues for the nine months ended September 30, 2012.

Operating expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$1,845	$1,361	$484	35.6%	$5,135	$4,776	$359	7.5%
Datacenter and network operations*	758	335	423	126.3	1,731	966	765	79.2
Product development and sustainment*	955	2,038	(1,083)	(53.1)	3,284	7,261	(3,977)	(54.8)
Sales and marketing*	1,938	2,072	(134)	(6.5)	5,669	5,407	262	4.8
General and administrative*	2,668	4,864	(2,196)	(45.1)	10,150	15,152	(5,002)	(33.0)
Depreciation and amortization	1,334	1,543	(209)	(13.5)	2,786	3,561	(775)	(21.8)
Restructuring	—	—	—	—	—	2,505	(2,505)	(100.0)
Total operating expenses	$9,498	$12,213	$(2,715)	(22.2)%	$28,755	$39,628	$(10,873)	(27.4)%
*     excluding depreciation

Direct third-party expenses
For the three months ended September 30, 2013, direct third-party expenses increased $0.5 million, or 35.6%, compared to the three months ended September 30, 2012. This increase was primarily due to a $0.6 million increase in costs associated with our mobile media and advertising business, primarily fees paid to publishers for displaying customer advertisements.

For the nine months ended September 30, 2013, direct third-party expenses increased $0.4 million, or 7.5%, compared to the nine months ended September 30, 2012. This increase was primarily due to a $2.3 million increase in costs associated with our mobile media and advertising business, primarily fees paid to publishers for displaying customer advertisements, and offset by:

•	$1.4 million cost improvement reflecting penalties incurred during the nine months ended September 30, 2012 related to our volume minimums in the premium messaging business that were not met; and

•	$0.4 million decrease in fees associated with our Canadian messaging business, largely due to reduced usage of external vendors on professional service projects.

Datacenter and network operations, excluding depreciation
For the three months ended September 30, 2013, datacenter and network operations expense, excluding depreciation, increased $0.4 million, or 126.3%, compared to the three months ended September 30, 2012. This increase was primarily due to:

•	$0.2 million increase in bandwidth expenses, primarily higher allocated rent attributable to our datacenter location which supports our Voltari-Connect platform; and

•	$0.1 million increase in facilities and equipment costs, primarily higher software maintenance.

For the nine months ended September 30, 2013, datacenter and network operations expense, excluding depreciation, increased $0.8 million, or 79.2%, compared to the nine months ended September 30, 2012. This increase was primarily due to:

•	$0.7 million increase in bandwidth expenses, including hosting, infrastructure and server costs associated with our Voltari-Connect platform; and

•	$0.1 million increase in facilities and equipment costs, primarily higher software maintenance.

Product development and sustainment, excluding depreciation
For the three months ended September 30, 2013, product development and sustainment expense, excluding depreciation, decreased $1.1 million, or 53.1%, as compared to the three months ended September 30, 2012. This decrease was primarily due to:

•	$0.7 million reduction in salaries and benefits mainly due to capitalization of certain software development costs associated with our Voltari-Connect platform in 2013; and

•
$0.3 million decrease in contractor expenses, primarily due to a reduction in the use of internal and offshore contractors due to the decline in certain operations of the business, as well as capitalization of certain software development costs associated with our Voltari-Connect platform in 2013.

For the nine months ended September 30, 2013, product development and sustainment expense, excluding depreciation, decreased $4.0 million, or 54.8%, as compared to the nine months ended September 30, 2012. This decrease was primarily due to:

•
$2.8 million reduction in salaries and benefits reflecting a reduction in personnel associated with the decline in certain operations of the business and capitalization of certain software development costs associated with our Voltari-Connect platform; and

•
$1.2 million decrease in contractor expenses, primarily due to a reduction in the use of internal and offshore contractors due to the decline in certain operations of the business, as well as capitalization of certain software development costs associated with our Voltari-Connect platform in 2013.

Sales and marketing, excluding depreciation
For the three months ended September 30, 2013, sales and marketing expense, excluding depreciation, decreased $0.1 million, or 6.5%, compared to the three months ended September 30, 2012. This decrease was primarily driven by a $0.1 million reduction in recruiting costs.

For the nine months ended September 30, 2013, sales and marketing expense, excluding depreciation, increased $0.3 million, or 4.8%, compared to the nine months ended September 30, 2012. This increase was primarily due to:

•	$0.4 million increase in salaries and benefits and other employee related expenses; and

•	$0.1 million increase in facilities and equipment costs, primarily higher allocated rent attributable to sales and marketing operations.
These increases were partially offset by a $0.2 million reduction in recruiting costs.

General and administrative, excluding depreciation
For the three months ended September 30, 2013, general and administrative expense, excluding depreciation, decreased $2.2 million, or 45.1%, as compared to the three months ended September 30, 2012. This decrease was primarily due to:

•	$2.2 million reduction in salaries and benefits and other employee expenses, primarily driven by a reduction in personnel; and

•	$0.4 million decrease primarily driven by reductions in tax and business insurance expenses.
These decreases were partially offset by a $0.4 million increase in legal, accounting and other professional services, including a $0.2 million increase in corporate legal expenses and a $0.2 million increase in contractor expenses, primarily costs associated with finance and accounting personnel.

For the nine months ended September 30, 2013, general and administrative expense, excluding depreciation, decreased $5.0 million, or 33.0%, as compared to the nine months ended September 30, 2012. This decrease was primarily due to:

•	$5.8 million reduction in salaries and benefits and other employee expenses reflecting a reduction in personnel; and

•	$0.7 million decrease in facilities and equipment costs, primarily a reduction in allocated rent attributable to lower personnel.
These decreases were partially offset by a $1.4 million increase in legal, accounting and other professional services, primarily costs associated with various SEC filings in the first half of 2013 due to the Reorganization and the one-for-ten reverse stock split, and a $0.4 million increase in contractor expenses, primarily costs associated with finance and accounting personnel.

Depreciation and amortization
For the three months ended September 30, 2013, depreciation and amortization expense decreased $0.2 million, or 13.5%, compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, depreciation and amortization expense decreased $0.8 million, or 21.8%, compared to the nine months ended September 30, 2012. The decrease was primarily due to a reduction in amortization associated with intangible assets as the direct result of impairment of certain intangible assets that occurred in December 2012. The decrease also reflects lower depreciation associated with our former corporate headquarters in Bellevue, Washington.

Restructuring
During the first quarter of 2012, as part of the overall realignment of our strategic path, and following the termination of our agreement with XL on December 31, 2011, we initiated a restructuring plan related to our international operations. In connection with the restructuring plan, we incurred $2.5 million of restructuring charges during the nine months ended September 30, 2012, primarily costs associated with involuntary termination benefits and retention bonuses. We have not incurred any restructuring charges subsequent to June 30, 2012.

Other expense, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Other income (expense)	$22	$(281)	$(154)	$(802)
Interest and investment income, net	6	—	19	1
Interest expense	(324)	(490)	(1,341)	(1,424)
Total other expense, net	$(296)	$(771)	$(1,476)	$(2,225)

For the three and nine months ended September 30, 2013, other expense, net, of $0.3 million and $1.5 million, respectively, primarily consists of interest expense associated with the term loan we entered into on September 16, 2011. We repaid the principal and interest on the term loan on August 19, 2013. See Note 5—Debt Facilities to our condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.

For the three and nine months ended September 30, 2012, other expense, net, of $0.8 million and $2.2 million, respectively, primarily consists of interest expense associated with the term loan as well as the loss on asset disposals associated with the termination of the lease for our former corporate headquarters in Bellevue, Washington.
Provision for income taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Provision for income taxes	$—	$96	$—	$28

Our provision for income taxes for the three and nine months ended September 30, 2012 primarily consists of a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with our acquisition of Adenyo and InfoSpace Mobile.

Our historical lack of profitability is a key factor in concluding there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets and accordingly, we maintain a full valuation allowance against our net deferred tax assets.
Net income (loss) from discontinued operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(Dollars in thousands)
Net income (loss) from discontinued operations	$(539)	$9,463	$(10,002)	(105.7)%	$15,245	$20,060	$(4,815)	(24.0)%

Net loss from discontinued operations for the three months ended September 30, 2013 of $0.5 million and net income from discontinued operations for the nine months ended September 30, 2013 of $15.2 million reflect the net loss and income, respectively, generated from our U.S. carrier operations. For the three and nine months ended September 30, 2012, net income from discontinued operations of $9.5 million and $20.1 million, respectively, includes the net income generated from our U.S. carrier operations, partially offset by net losses attributable to our international carrier operations in India, the Asia Pacific region, the Netherlands and France. See Note 3 - Discontinued Operations to our condensed consolidated financial statements for more information.
Net income (loss)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(Dollars in thousands)
Net income (loss)	$(6,723)	$537	$(7,260)	1,352.0%	$(4,467)	$(10,080)	$5,613	55.7%
For the three months ended September 30, 2013, net loss was $6.7 million, compared to net income of $0.5 million for the three months ended September 30, 2012. The $7.3 million decrease in net income (increase in net loss) is primarily due to a $10.0 million decrease in income associated with discontinued operations, partially offset by a $2.7 million reduction in operating expenses.

For the nine months ended September 30, 2013, net loss was $4.5 million, compared to a net loss of $10.1 million for the nine months ended September 30, 2012. The $5.6 million reduction in net loss is primarily due to a $10.9 million reduction in operating expenses, partially offset by a $4.8 million decrease in income from discontinued operations.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating expenses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal sources of liquidity as of September 30, 2013 consisted of cash and cash equivalents of $31.7 million.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our liquidity may be affected by the risks and uncertainties discussed in Part II, Item 1A - Risk Factors. Our longer-term liquidity and ability to execute on our longer term business plan is potentially contingent on our ability to compensate for the loss of the substantial cash provided from discontinued operations, our ability to raise additional capital, and on our not experiencing any events that may cause redemption of our Series J preferred stock. Our short-term liquidity may also be adversely affected if, and to the extent that, our Series J preferred stock becomes redeemable. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue, and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer-term business plan.

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs and repay our term loan when due. Our failure to do so could result in, among other things, loss of our customers and a loss of our stockholders’ entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in Part II, Item 1 - Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Part II, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

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
This contributed to our ability to repay the term loan. We intend to continue to use these proceeds for general corporate and working capital purposes, which may include any acquisitions we may pursue.

Term Loan. We entered into a $20.0 million term loan with High River on September 16, 2011, and subsequently amended the terms on November 14, 2011 and February 28, 2012. The term loan accrued interest at 9% per year, which was paid-in-kind quarterly through capitalizing interest and adding it to the principal balance. We repaid the term loan in full, approximately $23.8 million in principal and accrued interest, on August 19, 2013. High River is beneficially owned by Carl C. Icahn, who, as of November 13, 2013, beneficially owns approximately 30.5% of the Company’s outstanding shares of common stock, controls approximately 14.6% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Brett M. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn’s wife’s daughter. The term loan, as amended, was unanimously approved by a committee comprised of disinterested directors of the Company’s Board of Directors.

Cash Flows
As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $31.7 million and $51.5 million, respectively. The decrease primarily reflects $1.7 million of cash used in investing activities and $20.4 million of cash used in financing activities, partially offset by $2.2 million of cash provided by operating activities.

Net Cash Provided by Operating Activities
For the nine months ended September 30, 2013, cash of $2.2 million was provided by operating activities. Operating activities from continuing operations used $21.2 million of cash consisting primarily of our net loss of $4.5 million, adjusted for $15.2 million of income from discontinued operations associated with our U.S. carrier business, as well as a $4.3 million change in our net operating assets and liabilities. The change in our operating assets and liabilities was primarily driven by a decrease in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable as well as a reduction in prepaid expenses and other current assets. The fluctuation within accounts payable and accrued expenses and accounts receivable was primarily driven by our exit from the U.S. carrier business in 2013. The decrease in prepaid expenses and other current assets reflects amortization of our software maintenance and insurance contracts, as well as a reduction in prepaid rent associated with the termination of our lease in Bellevue, Washington, partially offset by payments for service contracts with various vendors. The change in our operating assets and liabilities is offset by various non-cash items, including $2.8 million for depreciation and amortization and $0.3 million for stock-based compensation expense. Operating activities from discontinued operations provided $23.4 million of cash during the nine months ended September 30, 2013.

Net Cash Used in Investing Activities
For the nine months ended September 30, 2013, cash of $1.7 million was used in investing activities. During the period, we capitalized software development costs of $1.5 million associated with our Voltari-Connect platform, including costs to develop new software products and significant enhancements to existing software products. We also used $0.3 million of cash to purchase property and equipment associated with our network operations.

Net Cash Used in Financing Activities
For the nine months ended September 30, 2013, $20.4 million of cash was used in financing activities which consisted primarily of $20 million used to repay the term loan with High River, as well as $0.6 million paid for rights offering costs, partially offset by the release of $0.2 million in cash previously restricted under a letter of credit.

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

Effective January 1, 2013, we began capitalizing certain software development costs associated with our Voltari-Connect platform, which include the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. Costs associated with preliminary project stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred. We capitalize software development costs when application development begins, it is probable that the project will be completed and the software will be used as intended. Such capitalized costs are included within Property and equipment, net, on our condensed consolidated balance sheets and amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. For the three and nine months ended September 30, 2013, we capitalized software development costs of $0.5 million and $1.5 million, respectively.

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements and believe none will have a material effect on our financial condition, results of operations or cash flows.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective April 12, 2013, Nathan Fong, our former Chief Financial Officer, resigned from his position with the Company. Mr. Fong played a significant role in our internal control over financial reporting, most notably performing review and approval functions with respect to accounting transactions and related disclosures. Subsequent to Mr. Fong’s departure, management has evaluated the Company’s internal control over financial reporting and reassigned his responsibilities to appropriate personnel to ensure the integrity of our internal control environment. John Breeman, who began serving as our Chief Financial Officer on August 14, 2013, has resumed the various internal control and oversight duties previously performed by Mr. Fong.

PART II

Item 1.    Legal Proceedings.

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Old Parent between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case were Old Parent, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 20(a) of the Securities Exchange Act (the “Exchange Act”) by all defendants and under Section 10(b) of the Exchange Act by Old Parent and those of our former and current officers who are named as defendants. The complaint sought, inter alia, damages, including interest and plaintiff’s costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013, we filed a motion to dismiss the third amendment complaint, which was granted by the Court on October 1, 2013. On October 31, 2013, the plaintiffs filed a notice of appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit.

Derivative Actions. In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers (including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jay A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner, James L. Nelson and Jay Firestone) in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. Two of the derivative actions were consolidated on October 27, 2011. On November 8, 2011, the parties filed a stipulation to stay completely the consolidated derivative action until the Court ruled on the dismissal motion in the consolidated class action.  The court granted the parties’ stipulation on November 10, 2011, thereby staying the consolidated derivative action.  On November 14, 2011, the third derivative action was transferred to the consolidated derivative proceeding, thereby subjecting it to the proceeding’s litigation stay.

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
Our failure to raise additional capital or generate the cash flows necessary to maintain and expand our operations and invest in our services could reduce our ability to continue normal operations. We may not have sufficient capital to redeem our Series J preferred stock with an aggregate redemption price, including paid-in-kind dividends and accrued dividends, of approximately $34.0 million as of September 30, 2013. This could adversely affect our ability to continue normal operations and could result in the loss of your entire investment.
We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next twelve months. This, however, may not be the case. Our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital. Our ability to fund our capital needs also depends on our future operating performance, our ability to compensate for the loss of the substantial cash generated by our discontinued operations, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer term business plan, including capital to complete planned upgrades and enhancements to our products and services, increase our investment in capital equipment to support new and existing customers, extend our marketing and sales efforts, and make strategic acquisitions if attractive opportunities become available. Our future capital requirements will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the time and cost of our service enhancements, the rate of growth of the digital media and marketing business, the rate of mobile data subscriber growth, the acceptance rate of mobile devices as multi-functional computing platforms, the demand for wireless applications, the time and cost of successfully entering into new customer contracts and the amount of investment needed to achieve our sales and marketing objectives.
If we raise additional capital in an equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock and/or Series J preferred stock could decline. If we engage in debt financing, we may be required to accept terms that further restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. We may not be able to raise any additional capital that we may require on terms acceptable to us or at all. Our failure to do so could result, among other things, loss of our customers and a loss of your entire investment.
We may not have sufficient capital to redeem our Series J preferred stock. This could adversely affect our ability to continue normal operations and could result in the loss of your entire investment.
Certain events, such as a sale of substantially all of our assets, and certain business combinations and mergers, which cause a change of 20% or more of the voting power of our company, an ownership change adversely affecting our ability to use our net operating loss carryforwards and related tax benefits, give the holders of our Series J preferred stock a right to require us to redeem their Series J preferred stock.

If any of these events were to occur and we were required to redeem our Series J preferred stock, we might not have sufficient capital to do so or to continue normal operations and you could lose your entire investment.
We are increasing our focus on our mobile media business and have largely discontinued our wireless carrier business. If we are unable to successfully realign our business to focus on our mobile media business our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Historically, we have depended on a limited number of significant wireless carriers, such as AT&T and Verizon, for a substantial portion of our revenues and cash flows. The discontinuation of our U.S. carrier business could result in lower revenues than expected and increased business development, marketing and sales expenses, and cause our business to be less profitable and our results of operations to be adversely affected. There are no assurances that we will be able to generate sufficient revenues from our other customers.
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
The market for digital media services is characterized by rapid technological change, evolving industry standards and frequent new service introductions. To keep pace with technological developments, satisfy increasing customer requirements, maintain the attractiveness and competitiveness of our solutions and ensure compatibility with evolving industry standards and protocols, we will need to regularly enhance our current services and to develop and introduce new services on a timely basis. Our inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling services in response to changing market conditions and technologies or evolving expectations of advertisers or device users could hurt our ability to grow our business and could result in our platform becoming obsolete.
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
Our business model depends in part upon our ability to collect data about the location of mobile connected device users when they are interacting with their devices, and then to use that information to provide effective targeted advertising on behalf of our advertising clients. Our ability to either collect or use location-based data could be restricted by a number of factors, including new laws or regulations, technology or consumer choice. Limitations on our ability to either collect or use location data could limit the effectiveness of our platform and our ability to target ads.
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
We offer our digital media services to customers based on a variety of pricing models, including CPM, CPA, CPC and CPI. We currently derive a significant portion of our media revenue from the CPM pricing model. However, under performance-driven CPA and CPC pricing models, customers only pay us if we provide the results they specify. These results-based pricing models differ from fixed-rate pricing models, like CPM, under which the fee is based on the number of times the ad is shown, without regard to its effectiveness. As a result, under our contracts with customers that provide for us to be paid on a CPC, CPA or CPI basis, we must be able to develop effective ad campaigns that result in the desired actions being taken by consumers. If we are not able to perform effectively under these arrangements, it could hurt our reputation and could cause our revenues to decline.
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
In January 2012, we hired Richard Stalzer as President of our mobile marketing and advertising business, and Charles P. Scullion, our Chief Strategy Officer and interim President of our mobile marketing and advertising business, resigned for good reason. In August 2011, James R. Smith, Jr., our former President and Chief Operating Officer, assumed the role of interim Chief Executive Officer and his employment with the company subsequently terminated effective November 15, 2012, at which time Mr. Stalzer was appointed Chief Executive Officer. Additionally, on May 21, 2012, we entered into an employment offer letter with Nathan Fong pursuant to which Mr. Fong commenced serving as our Chief Financial Officer on June 12, 2012. Effective November 15, 2012, Mr. Fong assumed the additional role of Chief Operating Officer. On March 26, 2013, Mr. Fong notified the Company that he would resign from his positions as Chief Financial Officer and Chief Operating Officer, effective April 12, 2013. On August 14, 2013, John Breeman commenced serving as the Company’s Chief Financial Officer. Further, Richard Sadowsky who had, since July of 2012, been serving as our General Counsel on secondment from SNR Denton US LLP, was appointed Chief Administrative Officer as well as General

Counsel to begin serving as an employee of the Company commencing January 1, 2013. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.
We implemented cost saving measures in the third and fourth quarters of 2011, 2012 and the first nine months of 2013, and may implement additional cost saving measures in the future. If we are not successful in implementing any future costs savings initiatives, our operating results and financial condition could be adversely affected. We may also experience an adverse impact on our business as a result of the reduction in force.
In the third and fourth quarters of 2011, 2012 and the first nine months of 2013, we implemented a reduction in our global workforce, canceled hiring plans and implemented other costs saving measures. These measures were designed to realign our strategic path, streamline our business, improve quality, integrate our acquisition of Adenyo, and effect our exit from the U.S. carrier business. We continue to review our cost structure and may implement further cost saving initiatives. We cannot guarantee that we will be successful in implementing such initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, a reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.
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
Our business relies upon certain unpatented or unregistered intellectual property rights and proprietary information. Consequently, although we take measures to keep our key intellectual property rights and proprietary information confidential, we may not be able to protect our technology from independent invention by third parties. We currently attempt to protect most of our key intellectual property through a combination of trade secret, copyright and other intellectual property laws and by entering into employee, contractor and business partner confidentiality agreements. Such measures, however, provide only limited protection, and under certain circumstances we may not be able to prevent the disclosure of our intellectual property, or the unauthorized use or reverse engineering or independent development of our technology. This may allow our existing and potential competitors to develop products and services that are competitive with, or superior to, our services. Further, we may choose to expand our international presence. However, many of these countries' intellectual property laws are not as stringent as those of the U.S. Effective patent, copyright, trademark and trade secret protections may be unavailable or limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these countries from using or infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in these regions or otherwise harm our business. In the future, we may also have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management's attention and resources. In addition, such litigation may not be successful.
We may not be able to realize value from our NOLs.
As of December 31, 2012, we had NOLs of approximately $342.6 million that expire between 2019 and 2032. If we had an “ownership change” as defined in section 382 of the Internal Revenue Code (“Section 382”), our NOLs generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon a review of past changes in our ownership, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these NOLs. There can be no assurance however that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our NOLs to offset future taxable income. Generally, an ownership change occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation's stock, increase or decrease their aggregate percentage ownership by 50% or more as compared to the lowest percentage of stock owned by such stockholders at any time during the preceding three-year period.
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
While we expect that the transfer restrictions will help guard against a change of ownership occurring under Section 382 and the related rules, because we may use our common stock as consideration to make acquisitions, because we may decide (or need) to sell additional shares of our common stock in the future to raise capital for our business and because persons who held 5% or more of our stock prior to these restrictions taking effect can sell (and in some cases may have sold) shares of our common stock, we cannot guarantee that these restrictions will prevent a change of ownership from occurring. Our board of directors also has the right to waive the application of these restrictions to any transfer.
We may not be able to make use of the existing tax benefits of the NOLs because we may not generate taxable income.
The use of the NOLs is subject to uncertainty because it is dependent upon the amount of taxable income and capital gains generated by us and our consolidated subsidiaries. We have not, to date, generated taxable income on an annual basis, and there can be no assurance that we will have sufficient taxable income or capital gains in future years to use the NOLs before they begin expiring at varying dates starting in 2019.
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
We host our services and serve all of our customers from various datacenter facilities located around the U.S. Several of our datacenter facilities are operated by third parties. We do not control the operations at the third-party facilities. All of these facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. They also could be subject to break-ins, computer viruses, denial of service attacks, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the third-party facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Although we maintain off-site tape backups of our customers' data, we do not currently operate or maintain a backup datacenter for any of our services, which increases our vulnerability to interruptions or delays in our service. Interruptions in our services might harm our reputation, reduce our revenue, cause us to incur financial penalties, subject us to potential liability and cause customers to terminate their contracts.
Capacity constraints could disrupt access to our services, which could affect our revenue and harm our reputation.
Our service goals of performance, reliability and availability require that we have adequate capacity in our computer systems to cope with the volume of traffic through our service delivery platforms. If we are successful in growing the size and scope of our operations, we will need to improve and upgrade our systems and infrastructure to offer our customers and their subscribers enhanced services, capacity, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business rises, with no assurance that our revenue will grow. If our systems cannot be expanded in a timely manner to cope with increased traffic we could experience disruptions in service, lower customer and subscriber satisfaction and delays in the introduction of new services. Any of these problems could impair our reputation and cause our revenue to decline.
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

Our revenue from continuing operations has grown. This growth places significant demands on our management, operational and financial infrastructure. If we are to be able to grow effectively in the future and to manage such growth, if achieved, we must succeed in the realignment of our strategic path and improve and continue to enhance our managerial, operational and financial controls, and train and manage our employees. We must also manage new and existing relationships with customers, suppliers, business partners and other third parties. These activities will require significant expenditures and allocation of valuable management resources. If we fail to maintain the efficiency of our organization during periods of growth, our profit margins may decrease, and we may be unable to achieve our business objectives.
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
Lawsuits have been filed against us and certain of our current and former directors and officers in the U.S. District Court, Western District of Washington at Seattle, alleging various violations of federal securities laws and of state law, including breaches of fiduciary duties and unjust enrichment, relating to alleged false and misleading statements and omissions made by us in our registration statement for our initial public offering, subsequent reports filed with the SEC and other press releases and public statements. Although some of these cases have been dismissed, the others are at an early stage and we are not able to predict the probability of the outcome or estimate of loss, if any, related to these matters. These types of litigation often are expensive and divert management's attention and resources. As a result, any of those claims, whether or not ultimately successful, could adversely affect our business, results of operations and cash flows.
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
Any acquisition may also cause us to assume liabilities, record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. Failure to manage and successfully integrate the acquisitions we make could materially harm our business and operations. Any future acquisitions may require additional debt or equity financing, which in the case of debt financing, will increase our leverage and, in the case of equity financing, would be dilutive to our existing stockholders. Any decline in our perceived credit-worthiness associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition or disposition, and could adversely affect our business, operating results, and financial condition.
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
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Our common stock price has declined significantly since Motricity's IPO in 2010 and may continue to do so as a result of the above described factors as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. We are subject to this type of litigation and may be the target of additional litigation of this nature. Such securities litigation could result in substantial costs and a diversion of our management's attention and resources, whether or not we are successful in such litigation.
Mr. Carl C. Icahn indirectly owns a significant amount of our common stock and Series J preferred stock, he has a relationship with two of our directors, our charter waives the corporate opportunity doctrine as it relates to funds affiliated with him and he may have interests that diverge from those of other stockholders.
Mr. Carl C. Icahn controls approximately 14.6% of the voting power of our common stock as of November 13, 2013. Further, as a result of exercising his basic subscription privilege and oversubscription privilege in full in the recently completed rights offering, he holds 95.5% of our Series J preferred stock, which has limited voting rights, and he holds common stock warrants, that if exercised in full, would bring his voting powers to 30.5% as of November 13, 2013. Transactions could be difficult to complete without the support of Mr. Carl C. Icahn. It is possible that Mr. Carl C. Icahn may not support transactions, director appointments and other corporate actions that other stockholders would support. In addition, Mr. Brett M. Icahn, one of our directors, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, another of our directors, is married to Mr. Carl C. Icahn's wife's daughter.
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
In light of our acquisitions of the mobile division of InfoSpace in December 2007 and of Adenyo in April 2011, our operating results only reflect the impact of those acquisitions from the acquisition date, and therefore comparisons with prior periods are difficult. As a result, our limited historical financial performance as owners of the mobile division of InfoSpace and the Adenyo business may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability. Furthermore, our operating history includes business in geographic areas in which we are no longer active, all of which has resulted in revenue and profitability growth rates that may not be indicative of our future results of operations. As a result, the price of our common stock may be volatile. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the condensed consolidated financial statements and we updated the historical condensed consolidated financial statements in order to present the results of our operations in India and the Asia Pacific region as well as of our subsidiaries in France and the Netherlands as discontinued operations on a retrospective basis for the years ended December 31, 2011 and 2010. In December 2012, AT&T gave notice that it was terminating a revenue generating agreement that was material to the Company, and in April 2013, AT&T exercised its right to terminate its other material contract with us, both of which were effective on June 30, 2013. Thereafter, in June 2013, we elected to assign all of our rights and interests under our Verizon Portal Agreement to Opalhaven, also effective June 30, 2013. All operations related to our U.S. carrier business are reported as discontinued operations in the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012. As a result of the foregoing factors, the recent significant changes in our company, the realignment of our strategic path and our exploration of financing alternatives, our historical results of operations are not necessarily indicative of the operating results to be expected in the future.
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
We have not paid or declared dividends in the past, and do not plan to pay or declare dividends in the future, other than in connection with the 2012 rights offering and dividends payable on Series J preferred stock, and, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We have never declared or paid any dividends on our common stock and currently, other than the distribution of subscription rights pursuant to the 2012 rights offering and dividends payable on Series J preferred stock described herein, do not expect to declare or pay dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and growth of our business and the payment of dividends on our Series J preferred stock. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends on our common stock is currently limited by the terms of our Series J preferred stock and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.
As a result of the reorganization transaction implemented on April 9, 2013, designed to protect our NOLs, there are fewer circumstances that trigger the right of holders to redeem their shares of our Series J preferred Stock. Further, a holder of our Series J preferred Stock who causes an ownership change that results in a substantial limitation on our ability to use our NOLs or whose shares were not voted in favor of the reorganization transaction, cannot require redemption of his shares upon such a triggering event. This could make it more difficult for you to trade your shares of Series J preferred stock and could limit the price that investors might be willing to pay in the future for shares of our Series J preferred stock.
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
Our common stock is ranked junior to our Series J preferred stock, the terms of our Series J preferred stock require that they be redeemed prior to the redemption of our common stock in connection with dissolution, liquidation or winding up of our company, and the holders may require us to redeem their shares of Series J preferred stock if we experience a change in control.
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

Item 6.	Exhibits.

EXHIBIT NO.	Description of Documents

10.1	Employment offer letter between the Company and John Breeman dated August 14, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2013).

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.*

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VOLTARI CORPORATION

Date:	November 14, 2013	By:	/s/ John Breeman
John Breeman
Chief Financial Officer