Form 10-K
period 2013-12-31
Voltari Corp
filed 2014-03-31
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-186564

Voltari Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0933943
(State of Incorporation)	(IRS Employer Identification No.)
601 W. 26th Street, Suite 415
New York, NY 10001
(212) 388-5500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
13% Redeemable Series J Preferred Stock, par value $0.001 per share
Warrants, each to purchase one share of Common Stock at $6.50
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer (do not check if a smaller reporting company)	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on NASDAQ on June 30, 2013) was approximately $14.0 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2013 have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 24, 2014:

Title of Class	Number of Shares
Common Stock, $0.001 par value	4,698,108

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed within 120 days of the close of the fiscal year ended December 31, 2013 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report Form 10-K.

2

Special Note Regarding Forward-Looking Statements
Some of the statements contained in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934 regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, the realignment of our strategic path, including future product offerings, the sufficiency of our capital resources to meet our cash needs, and the anticipated growth and trends in our businesses, including developments the market for our products. These forward-looking statements are subject to known and unknown risks, uncertainties that could cause actual results to differ materially from those anticipated.

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	our ability to raise additional capital or generate the cash necessary to continue and expand our operations;

•	our ability to raise additional capital or generate the cash necessary to redeem our Series J preferred stock if required to do so;

•	our ability to protect and make use of our substantial net operating loss carry-forwards;

•	our ability to compete in the highly competitive nature of the digital advertising and marketing industry;

•	the market for our services, including the continued growth in usage of smartphones, tablets and other mobile connected devices;

•	our ability to keep pace with technological and market developments;

•	our ability to attract and maintain customers;

•	our ability to collect and use data;

•	the impact of government regulation, legal requirements or industry standards relating to consumer privacy and data protection;

•	our ongoing leadership transition;

•	our ability to protect the confidentiality of our proprietary information;

•	any systems failures of software errors;

•	risks associated with our international sales and operations; and

•	the impact and costs and expenses of any litigation we may be subject to now or in the future.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this Annual Report on Form 10-K, as well as the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

3

PART I

Item 1.	Business.
Overview
Business Overview
Voltari Corporation (“Voltari” or the “Company”) empowers our customers (including brands, marketers and advertising agencies) to maximize the reach and economic potential of the mobile ecosystem through the delivery of relevance-driven merchandising, digital marketing and advertising solutions, primarily over smartphones and other mobile devices. Voltari uses advanced predictive analytics capabilities and real-time data management (including sophisticated data curation and modeling) to deliver the right content to the right person at the right time. Voltari’s unique combination of technology, expertise and go-to-market approach delivers return-on-investment for our customers.

Advertisers pay us to deliver their ads to mobile users, and we pay website and mobile application owners (or their proxies) for the use of their ad space. Our proprietary technology and data management platform allows us to analyze and augment the information accompanying web and mobile advertising opportunities and quickly deliver highly targeted and engaging ad content to consumers in both programmatic and mediated environments. Our platform uses mass volumes of third-party data along with ad response and location data and, when available, first-party consumer data to generate, in real time, a score for each unique advertising opportunity which can be measured against an advertiser's creative materials and campaign goals. To date, we have identified more than 200 million server-side unique device profiles, many of which link multiple mobile devices to a single user. We continually collect additional anonymous data about users, audiences and their responses to mobile advertisements, which, in turn, refines our targeting and improves our placement choices.

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from the carrier business outside of the U.S. and, on June 30, 2013, concluded our U.S. carrier business. On October 31, 2013, we completed the sale of our Generation5 Mathematical Technology ("Gen5") business. Additionally, during the fourth quarter of 2013, in order to better align with our overall strategic direction, we commenced negotiations for the sale of our messaging business in the U.S. and Canada. We are now focused on our digital media and marketing business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services. We are also planning to offer predictive analytics services to website owners, application developers, mobile advertising trading desks and mobile ad exchanges.

Voltari, a Delaware corporation, was incorporated, under the name “Mobile Systems Corp.,” on December 14, 2012, as a wholly-owned subsidiary of Motricity, Inc. (“Motricity”), a Delaware corporation, and changed its name to “Voltari Corporation” on January 16, 2013. On April 9, 2013, pursuant to the consummation of the Reorganization (as defined below) Motricity became a wholly-owned subsidiary of Voltari. On July 30, 2013, Motricity changed its name to Voltari Operating Corp.

Motricity was incorporated on March 17, 2004 under the name “Power By Hand, Inc.,” as a new entity to be the surviving corporation in the merger of Pinpoint Networks, Inc. (the acquiring corporation for accounting purposes) and Power By Hand Holdings, LLC. That merger took place on April 30, 2004, and on October 29, 2004, Power By Hand, Inc. changed its name to Motricity, Inc. In 2007, Motricity acquired the assets of the mobile division of InfoSpace, Inc., a provider of mobile content solutions and services for the wireless industry. On June 23, 2010, Motricity completed its offering of 6,000,000 shares of common stock in an initial public offering (our “IPO”).

On April 14, 2011, pursuant to an arrangement agreement, dated as of March 12, 2011, by and among Adenyo Inc. (“Adenyo”), Motricity Canada Inc. (formerly 7761520 Canada Inc.), Motricity and the other parties thereto, Motricity acquired substantially all of the assets of Adenyo and its subsidiaries and assumed certain of Adenyo’s and its subsidiaries’ liabilities. Adenyo was a mobile marketing, advertising and analytics solutions provider with operations in the U.S., Canada and France. The acquired assets included Adenyo’s interest in a subsidiary, equipment, software, accounts receivable, licenses, intellectual property, customer lists, supplier lists and contractual rights.

On April 9, 2013, Motricity and Voltari consummated a transaction intended to protect the long-term value of Motricity’s net operating loss carryforwards ("NOLs"), referred to herein as the “Reorganization” pursuant to an agreement and plan of reorganization by and among Motricity, Voltari and Voltari Merger Sub, Inc. The agreement and plan of reorganization and the transactions contemplated thereby were approved and adopted by Motricity’s stockholders on April 9, 2013. Upon completion of the Reorganization, Motricity became our wholly-owned subsidiary, and we replaced Motricity as the publicly held corporation. Further, our common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), we are the successor issuer to Motricity. As of April 10, 2013, shares of our common stock commenced trading on NASDAQ under the symbol “VLTC.”

On April 9, 2013, Motricity’s stockholders also approved an amendment to our certificate of incorporation to effect a one-for-ten reverse stock split of the outstanding shares of our common stock after the Reorganization, provided that our board of directors (the "Board") determined that the reverse stock split was appropriate in order to regain compliance with the listing requirements of NASDAQ. Our board made the determination that the reverse stock split was appropriate on April 15, 2013, and the reverse stock split became effective on April 23, 2013. Trading on NASDAQ of our common stock reflecting the one-for-ten reverse stock split commenced on April 24, 2013. We regained compliance with NASDAQ’s listing requirements on May 7, 2013 when the closing price of our common stock on NASDAQ was above $1.00 for ten consecutive trading days. The number of shares of our common stock outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. In addition, the exercise price and the number of common shares issuable under our share-based compensation plans and upon exercise of our outstanding warrants to purchase common stock, as well as the issued and outstanding share capital, have been correspondingly adjusted to reflect the reverse stock split.

Our operations are predominantly based in the U.S., with international operations in Canada and the United Kingdom ("UK"). As described below, we have exited our operations in India, the Asia Pacific region and France. We generated approximately 78% and 72% of our total revenue in the U.S. during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the majority of our long-lived assets were located in the U.S.

Recent Developments
Overview. We have undergone significant changes over the past two years as described in more detail below. These changes have included: an increased focus on our mobile media and marketing business, exiting U.S. and international carrier operations (excluding UK operations), commencing negotiations to sell our messaging business in the U.S. and Canada, implementing cost reduction measures, exploring strategic and financing alternatives, securing, amending and repaying a term loan, implementing changes in management, closing a fully subscribed rights offering and consummating a reorganization transaction designed to help protect the long-term value of our substantial NOLs. During this period of transformation, we have continued to deliver value-added solutions and roll out new services to customers, and we have taken a number of proactive steps to evolve our strategy to rebuild the Company and lower operating expenses. We believe that these measures have helped improve our ability to take advantage of growth opportunities in the digital media and marketing industry.

Strategic Realignment. We are increasing our focus on our digital media and marketing business. We have exited our international and U.S.-based wireless carrier businesses (except for continuing business in the UK) and commenced negotiations to exit our messaging business in the U.S. and Canada. We are planning to pursue new product development opportunities designed to enhance and expand our existing mobile marketing and advertising services, continuing to develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and responding to technological advances and emerging industry standards and practices and leading technologies that will be useful in our business in a cost-effective and timely way.

The realignment of our strategic path and consideration of financing options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We are planning to expand our product offerings to add online and display solutions to our suite of mobile data services. We are also planning to offer predictive analytics services to website owners, application developers, mobile advertising trading desks and mobile ad exchanges. We cannot assure that we will be successful in our efforts in obtaining financing, realigning our strategic path, or increasing our focus on our digital media and marketing business. The uncertainty inherent in our strategic realignment can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other officers and key employees.

To address the challenges presented by the market conditions and the other risks and uncertainties facing our business and to realign our strategic path, we have continued to implement cost saving measures, including a reduction in our workforce, the delay or cancellation of some hiring plans, and a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives. These measures are designed to realign our strategic path, streamline our business, and improve the quality of our product offerings while saving costs. Our success will depend on our ability to successfully execute one or more financing alternatives, our ability to successfully develop and use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards and expand our customer base and the risks and uncertainties discussed in Part I, Item 1A - Risk Factors.

Our operating history includes business in geographic areas in which we are no longer active and our U.S.-based wireless carrier business. In the first quarter of 2012, we decided to exit our business in India and the Asia Pacific region and in May 2012 completed the divestitures of our France and Netherlands subsidiaries. Additionally, in December 2012, AT&T gave notice that it was terminating a revenue generating agreement that was material to the Company, and in April 2013, AT&T exercised its right to terminate its other material contract with us, both of which were effective on June 30, 2013. Thereafter, in June 2013, we elected to assign all of our rights and interests under our Verizon Portal Agreement to Opalhaven Corporation (“Opalhaven”), also effective June 30, 2013. As a result of these factors, we exited our U.S. carrier business on June 30, 2013. U.S. carrier revenue was $28.8 million and $73.9 million for the years ended December 31, 2013 and 2012, respectively. This revenue contributed positively to our operating cash flows during those periods.

On October 31, 2013, we completed the sale of our Gen5 business to a third party. Additionally, during the fourth quarter of 2013, in order to better align with our overall strategic direction, which includes enhanced focus on our digital media and advertising business and predictive analytics service offerings, we commenced negotiations for the sale of our messaging business in the U.S. and Canada.

All of our international operations in India, the Asia Pacific region, France and the Netherlands, our U.S. carrier business, as well as Gen5 and our U.S. and Canadian messaging business, are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities related to our U.S. and Canadian messaging business are reported as assets and liabilities held for sale on the consolidated balance sheets at December 31, 2013 and 2012. See Note 4 - Discontinued Operations.

As a result of the foregoing factors, the recent significant changes in our company, the realignment of our strategic path and our exploration of financing alternatives, our historical results of operations, including periods prior to the periods presented herein, are not necessarily indicative of the operating results to be expected in the future.

Liquidity and Capital Resources. We had a term loan from High River Limited Partnership ("High River") in the principal amount of $20 million with a maturity date of August 28, 2013. We repaid the term loan on August 19, 2013 using cash on hand. High River is beneficially owned by Carl C. Icahn, who, as of March 24, 2014, beneficially owns approximately 30.3% of the Company's outstanding shares of common stock, controls approximately 14.4% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Mr. Brett M. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan, as amended, was approved by a committee comprised of disinterested directors of our Board.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for units consisting of shares of our 13% Series J preferred stock and warrants to purchase common stock, at a subscription price of $6.50 per unit (after giving effect to the one-for-ten reverse stock split). The rights offering was fully subscribed and we received approximately $27.8 million in net proceeds upon the closing of the rights offering on October 11, 2012. This contributed to our ability to repay the term loan. We intend to continue to use the net proceeds from this rights offering for general corporate and working capital purposes, which may include any acquisitions we may pursue.

We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our liquidity may be affected by risks and uncertainties discussed in Part I, Item 1A - Risk Factors. Our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to raise additional capital and on our not experiencing any events that may give rise to a mandatory redemption of our Series J preferred stock. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur.

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs. Our failure to do so could result in, among other things, the loss of our customers and a loss of our stockholders' entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in more detail in Part I, Item 3 - Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Part I, Item 1A - Risk Factors. These risks and uncertainties may also adversely affect our short and long-term liquidity.

Management and Director Changes. On March 26, 2013, Nathan Fong notified the Company that he would resign from his positions as Chief Financial Officer and Chief Operating Officer, effective April 12, 2013. On August 14, 2013, John Breeman commenced serving as the Company’s Chief Financial Officer. On December 20, 2013, Richard Stalzer resigned as Chief Executive Officer of the Company. Following the receipt of Mr. Stalzer's resignation, Richard Sadowsky, who had, since November 15, 2012 been serving as our Chief Administrative Officer as well as General Counsel, was appointed Acting Chief Executive Officer of the Company. In connection with this appointment, Mr. Sadowsky relinquished his titles of Chief Administrative Officer and General Counsel. Further, on January 16, 2013, Lady Barbara Judge, CBE, a member of our board of directors resigned from her position as a director and as a member of our compensation committee and governance and nominating committee, effective immediately. Her decision to resign was not a result of any disagreement with the Company or its management. Also on January 16, 2013, the board of directors appointed Kevin Lewis as a director to fill the vacancies on the board of directors and on the compensation committee created by Lady Judge's resignation. The board of directors appointed James Nelson as a member of the Company's governance and nominating committee to fill the vacancy on that Committee left by Lady Judge. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other officers and key employees.

Our solutions and services
We provide a number of solutions and services for mobile operators, brands and agencies, including relevance-driven mobile advertising, mobile marketing, mobile merchandising, and predictive analytics solutions that help enable advertising agencies, consumer brands and enterprises, and mobile operators to deliver mobile optimized, consumer-centric experiences that promote interaction, content consumption and commerce across the mobile ecosystem. We seek to break through the complexity of the mobile data ecosystem by providing a comprehensive set of hosted, managed service offerings which enable our customers to deliver customized, branded mobile data experiences.

For agencies, consumer brands and enterprises, we deliver customer-centric mobile marketing and advertising experiences aided by precision audience segmenting, profiling and targeting, mobile content enablement and optimization and support for both standard and rich media campaigning. Our solutions are crafted to provide our customers and partners with intelligent and innovative ways to attract and engage users across mobile messaging, mobile sites and smartphone and tablet applications through all mobile phones and tablets. Our cross-platform support and dynamic rendering based on device are intended to enable companies to deliver the right content to the right person at the right time, which can translate to higher conversion rates and brand engagement.

Voltari-Connect. Voltari-Connect, our principal data management platform, provides targeting capabilities to identify and attract mobile audiences based on customer preferences and interests. By investing in predictive analytics, Voltari delivers an interactive mobile experience that drives engagement to help increase customer acquisition and retention and distinguish its customers' brand from the competition.

Solution consulting. Our solution professionals actively engage with customers to define mobile trends, analyze effectiveness of existing solutions and recommend programs and solutions to enhance the mobile data subscriber experience. Our solution professionals assist our customers to optimize their mobile data strategies.

Sales and marketing
We market and sell a wide range of mobile marketing and advertising solutions to brands and agencies through our sales organization. As of December 31, 2013, our sales and marketing organization consisted of 30 employees located predominantly in North America.

Sales. We have a team focused on selling to brands and agencies. Employees in our sales support and sales engineering group are engaged during the design and implementation process to offer insight into customer requirements, technical solutions and cost evaluation.

Marketing and product management. Our marketing and product management organizations focus on defining our product requirements, educating media and industry analysts on our managed services approach, building brand awareness and supporting the efforts of the sales organization. We market our solutions through industry events, public relations efforts, sales materials and our Internet site. In addition, we work with brands and agencies to help them better understand the opportunity and value that mobile solutions bring to their go-to-market approaches and offerings. We believe the combination of these efforts creates awareness of our business, solutions and managed services approach, which helps drive our overall business growth.

Customers and vendors
Customers
We offer our mobile services to customers based on a variety of pricing models, including cost-per-thousand ("CPM"), cost-per-click ("CPC"), cost-per-action ("CPA") and cost-per-installation ("CPI"). Under performance-driven CPA and CPC pricing models, from which we currently derive a significant portion of our revenue, customers only pay us if we provide the results they specify. These results-based pricing models differ from fixed-rate pricing models, like CPM, under which the fee is based on the number of times the ad is shown, without regard to its effectiveness. As a result, under our contracts with customers that provide for us to be paid on a CPC, CPA or CPI basis, we must be able to develop effective ad campaigns that result in the desired actions being taken by consumers. See Part I, Item 1A - Risk Factors.

Our cash flows from operations could vary from quarter to quarter due to the seasonal nature of our customers' spending. For example, many advertisers devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday purchasing. Our operating cash flows could fluctuate materially from period to period as a result.

Vendors
We utilize strategic relationships with offshore and domestic vendors to increase technical resource capacity in the areas of technical development and quality assurance. We have expanded these relationships to assist in the growing of our product development efforts. On an as needed basis, these vendors can also be utilized to assist in sales engineering and demonstration development. We have agreements in place with our vendors, particularly offshore vendors, that allow us to properly manage and oversee vendor activities across the organization.

Research and Development
We commit significant resources to research and development. Research and development expenses for the years ended December 31, 2013 and 2012 were $1.4 million and $1.5 million, respectively. Given recent changes in our business there is no guarantee that we will continue to spend at these levels in research and development. We anticipate reduced needs in certain areas and increased needs in other areas of our business for research and development. There are also no assurances that our research and development efforts will be successful or that we will be able to capitalize on the investments. This transition additionally adds risk to the productivity and realization of our research and development investments.

Competition
The mobile data communications market for products and services continues to be competitive and fragmented. The widespread and rising adoption of open industry standards, rapidly changing technology trends and burgeoning consumer demand has made it easier for new market entrants, existing competitors and non-traditional players to introduce new products and services that compete with our products. With the rapid growth and adoption of mobile data services, along with the increased demand for mobile marketing and advertising solutions, we expect competition to increase. As such, we believe there are a number of important factors to compete effectively in our market, including:

•	strong mobile data expertise;

•	scalable and highly reliable products and services;

•	advanced user interface capabilities and subscriber insight;

•	continued innovation to stay ahead of the market and the technology curve;

•	knowledge and delivery capabilities across a wide array of content and applications;

•	service integration capabilities across a wide range of devices, networks and standards;

•	sufficient scale and operational efficiencies to be able to offer the most cost effective solutions;

•	high level of customer support;

•	ability to onboard a wide range of devices and content;

•	adaptability to rapidly changing demand, technology and products external to our offerings;

•	comprehensive premium semi-blind ad network;

•	rich media ad creation; and

•	reporting capabilities.
The market for digital media and marketing services is highly competitive, with numerous companies providing competing services. We compete with, among many others, Millennial Media, Greystripe and AdTheorent in our mobile advertising and ad network business. Additionally, we face the risk that our customers may seek to develop in-house products as an alternative to those currently being provided by us. Traditional digital players and major mobile ecosystem providers, such as Google, Microsoft, Apple and Yahoo, are in fierce competition over market share in the digital media and marketing space. See Part I, Item 1A - Risk Factors.

Governmental Regulation
As the digital media industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities becomes more likely. We believe, for example, that increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information and other mobile marketing regulations could affect our and our customers’ ability to use and share data, potentially reducing our ability to utilize this information for the purpose of continued improvement of the overall mobile subscriber experience. Any regulation of the requirement to treat all content and application provider services the same over the mobile Internet, sometimes referred to as net neutrality regulation, could reduce our customers' ability to make full use of the value of our services. Further, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations to access the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the mobile Internet and the viability of mobile data service providers, which could harm our business and operating results. Finally, any further or more restrictive regulation of the ability of wireless carriers to include charges for goods and services in a mobile subscriber’s bill or their ability to offer up these capabilities to third parties, such as ourselves, on a bill-on-behalf-of basis could negatively affect our business. See Part I, Item 1A - Risk Factors.

Intellectual property
Our intellectual property is an essential element of our business. We rely on a combination of trademark, copyright, trade secret, patent and other intellectual property laws of the U.S. and other countries, as well as confidentiality agreements and license agreements to protect our intellectual property. Our intellectual property includes trademarks, patents, copyrights, and trade secrets, and we are involved in licensing arrangements. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works.

Our core intellectual property is our software that we use to provide services to our customers. We generally host all of our software, although some customers have the right to self-host in some circumstances. We rely primarily on copyright and trade secrets to protect our software and other technology. We do not routinely register our copyrights in our software. Trade secrets are difficult to protect, but we seek to protect our proprietary technology and processes by, in part, confidentiality agreements with our employees, consultants, and other contractors.

We are the owner of trademarks registered with the United States Patent and Trademark office and internationally, including Voltari and V-Connect.

Employees
As of December 31, 2013, we had a total of 102 employees, including 91 full-time employees. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages.

Available Information
We maintain a website at www.voltari.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange Commission (the "SEC") free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A.	Risk Factors.
The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See "Special Statement Regarding Forward-Looking Statements" appearing at the beginning of this report. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition or operating results could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Our failure to raise additional capital or generate the cash flows necessary to maintain and expand our operations and invest in our services could reduce our ability to continue normal operations. We may not have sufficient capital to redeem our Series J preferred stock with an aggregate redemption price, including paid-in-kind dividends and accrued dividends, of approximately $35.2 million as of December 31, 2013 if the holders of such stock require us to do so. This could adversely affect our ability to continue normal operations and could result in the loss of your entire investment.
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
Certain events, such as a sale of substantially all of our assets, and certain business combinations and mergers, which cause a change of 20% or more of the voting power of our company or an ownership change adversely affecting our ability to use our net operating loss carryforwards and related tax benefits, give the holders of our Series J preferred stock a right to require us to redeem their Series J preferred stock.

If any of these events were to occur and we were required to redeem our Series J preferred stock, we might not have sufficient capital to do so or to continue normal operations and you could lose your entire investment.

We are increasing our focus on our mobile media business and have discontinued our wireless carrier business (except for continuing business in the UK) and commenced plans for the sale of our messaging business in the U.S. and Canada. If we are unable to successfully realign our business to focus on our mobile media business, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Historically, we have depended on a limited number of significant wireless carriers, such as AT&T and Verizon, for a substantial portion of our revenues and cash flows. The discontinuation of our carrier business (except for continuing business in the UK) could result in lower revenues than expected and increased business development, marketing and sales expenses, and cause our business to be less profitable and our results of operations to be adversely affected. There are no assurances that we will be able to grow our mobile media business and generate sufficient revenues from our other customers.

Our historical financial statements may not be indicative of future performance.
Our operating history includes business in geographic areas in which we are no longer active, all of which has resulted in revenue and profitability growth rates that may not be indicative of our future results of operations. As a result, the price of our common stock may be volatile. As of January 1, 2012, all of the operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the consolidated financial statements. In December 2012, AT&T gave notice that it was terminating a revenue generating agreement that was material to the Company, and in April 2013, AT&T exercised its right to terminate its other material contract with us, both of which were effective on June 30, 2013. Thereafter, in June 2013, we elected to assign all of our rights and interests under our Verizon Portal Agreement to Opalhaven, also effective June 30, 2013. All operations related to our U.S. carrier business are reported as discontinued operations in the consolidated financial statements for the years ended December 31, 2013 and 2012. On October 31, 2013, we completed the sale of our Gen5 business and, during the fourth quarter of 2013, commenced negotiations for the sale of our messaging business in the U.S. and Canada. All of the operations related to Gen5 and the messaging business in the U.S. and Canada are reported as discontinued operations in the consolidated financial statements for the years ended December 31, 2013 and 2012. As a result of the foregoing factors, the recent significant changes in our company, the realignment of our strategic path and our exploration of financing alternatives, our historical results of operations are not necessarily indicative of the operating results to be expected in the future.

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
For the years ended December 31, 2007, 2008, 2009, 2010, 2011, 2012 and 2013, we had net losses of approximately $77.9 million, $78.0 million, $16.3 million, $7.0 million, $195.4 million, $34.2 million and $10.3 million, respectively. If we cannot become profitable, our financial condition will deteriorate further, and we may be unable to achieve our business objectives.

We may not be able to realize value from our NOLs.
As of December 31, 2013, we had federal and state NOLs of $344.0 million and $43.6 million, respectively, that begin to expire in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes. If we had an “ownership change” as defined in section 382 of the Internal Revenue Code (“Section 382”), our NOLs generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon a review of past changes in our ownership, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these NOLs. There can be no assurance however that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our NOLs to offset future taxable income. Generally, an ownership change occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation's stock, increase or decrease their aggregate percentage ownership by 50% or more as compared to the lowest percentage of stock owned by such stockholders at any time during the preceding three-year period.

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

As a result of the implementation of measures designed to protect the use of our NOLs by restricting transfers of our common stock to the extent such transfers would affect the percentage of stock that is treated as owned by a five-percent stockholder, your ability to transfer your shares of common stock and your opportunity to receive a premium on our stock may be limited.
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
Advertising and marketing using mobile connected devices is still a relatively new business activity. Advertisers have historically spent a smaller portion of their marketing and advertising budgets on mobile media as compared to traditional methods, such as television, newspapers, radio and billboards, or online advertising over the internet, such as placing banner ads on websites. Future demand and market acceptance for mobile media services is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising. In addition, our current and potential advertiser and marketing clients may ultimately find mobile media services to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and may, consequently, reduce their spending on mobile media from current levels. If the market for mobile advertising deteriorates, or develops more slowly than we expect, we may not be able to increase our revenue.

We may engage in acquisitions, dispositions and exits that could disrupt our business, cause dilution to our stockholders and harm our business, operating results or financial condition.
We may make selective domestic and international acquisitions of, and investments in, businesses that offer new products, services and technologies, augment our market coverage, and/or enhance our technological capabilities. Acquisitions and investments outside of the U.S. involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We have ceased doing business in India, the Asia Pacific region, France and the Netherlands and continue to re-evaluate our overall international operations and may also dispose of certain businesses or assets or close existing businesses; such dispositions or closures may have an adverse effect on our business. Acquisitions, dispositions and exits in the high-technology sector are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions, dispositions or exits will be successful and will not materially adversely affect our business and operations. In addition, the integration of any business we acquire may require that we incur significant restructuring charges. Acquisitions involve numerous risks, including difficulties in integrating the operations, management information systems and internal controls, technologies, products, and personnel of the acquired companies, particularly companies with overlapping business segments and widespread operations and/or complex products. Integration may be a difficult, drawn out process further complicated by such factors as geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our ability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products and services, there can be no assurance that product or service enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such acquired assets.

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
Our business depends on the continued proliferation of mobile connected devices, such as smartphones and tablets, that can connect to the internet over a cellular, wireless or other network, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons, such as:

•	inadequate network infrastructure to support advanced features beyond just mobile web access;

•	users' concerns about the security of these devices;

•	inconsistent quality of wireless connections;

•	unavailability of cost-effective, high-speed internet service; and

•	changes in network carrier pricing plans that charge device users based on the amount of data consumed.
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
The success of our mobile media and marketing business depends on our ability to deliver targeted, highly relevant ads and services to consumers on their mobile connected devices. Targeting is effected primarily through analysis of data, much of which is collected on the basis of user-provided permissions. This data might include a device's location or data collected when device users view an ad, a message or a video or when they click on or otherwise engage with an ad. Users may elect not to allow data sharing for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising or marketing. The designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads or services on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads or messages from appearing on their mobile device screens. If any of these developments were to occur, our ability to deliver effective campaigns on behalf of our advertising clients would suffer, which could hurt our ability to generate revenue and become profitable.

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

Although the data we collect is not personally identifiable information, our clients, vendors and mobile ad exchanges might decide not to allow us to collect all or a portion of this data or might limit our use of this data. Any limitation on our ability to collect data about user behavior and interaction with mobile device content or to use the data we collect could make it more difficult for us to deliver effective mobile advertising programs that meet the demands of our clients.

Although our contracts with advertisers generally permit us to aggregate data from advertising campaigns, these clients might nonetheless request that we discontinue using data obtained from their campaigns that have already been aggregated with other clients' campaign data. It would be difficult, if not impossible, to comply with these requests, and these kinds of requests could also cause us to spend significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze mobile device user data from our clients' advertising campaigns. If that happens, we may not be able to optimize the placement of advertising or opportunities, which could make our services less valuable, and, as a result, we might lose clients and our revenue could decline.

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
On March 26, 2013, Nathan Fong notified the Company that he would resign from his positions as Chief Financial Officer and Chief Operating Officer, effective April 12, 2013. On August 14, 2013, John Breeman commenced serving as the Company’s Chief Financial Officer. On December 20, 2013, Richard Stalzer resigned as Chief Executive Officer of the Company. Following the receipt of Mr. Stalzer's resignation, Richard Sadowsky, who had, since November 15, 2012 been serving as our Chief Administrative Officer as well as General Counsel, was appointed Acting Chief Executive Officer of the Company. In connection with this appointment, Mr. Sadowsky relinquished his titles of Chief Administrative Officer and General Counsel. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.

We implemented cost saving measures in 2012 and 2013 and may implement additional cost saving measures in the future. If we are not successful in implementing future cost savings initiatives, our operating results and financial condition could be adversely affected. We may also experience an adverse impact on our business as a result of the reduction in force.
In the first quarter of 2012, we implemented a reduction in our global workforce as part of the overall realignment of our strategic path, our exit from India and the Asia Pacific region and our decision to sell our France and Netherlands subsidiaries. During the first half of 2013, we reduced, and by August of 2013 had eliminated, the portion of our workforce servicing the U.S. carrier business. We continue to review our cost structure and may implement further cost saving initiatives. We cannot guarantee that we will be successful in implementing such initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, a reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.

Any material weaknesses in our internal controls over financial reporting or failure to maintain proper and effective internal controls could impair our ability to produce accurate and timely financial statements and investors' views of us could be harmed.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can manage our business and produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We are required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting and, until 2013 when we became a smaller reporting company under Section 404(b) of the Sarbanes-Oxley Act, we were required to provide a report by our independent registered public accounting firm addressing this assessment. Our compliance with Section 404 has required and will continue to require that we incur additional expense and expend management time on compliance-related issues. If we fail to maintain proper internal controls, our business could be adversely affected, our ability to predict our cash needs, and the market's confidence in our financial statements could decline and the market price of our common stock could be adversely affected.

Our business is susceptible to risks associated with international sales and operations.
We are no longer in business in India, the Asia Pacific region, France and the Netherlands and are generally evaluating our business outside North America. We continue to operate in the UK and Canada. As a result, we are subject to the additional risks of conducting business outside the U.S., which may include:

•	increased costs and resources related to any discontinuation or divestitures of operation in such jurisdictions;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties managing and staffing international operations;

•	unexpected changes in, or impositions of, legislative, regulatory or tax requirements and burdens of complying with a wide variety of foreign laws and other factors beyond our control;

•	compliance with anti-corruption and bribery laws, including the Foreign Corrupt Practices Act of 1977;

•	changes in diplomatic, trade or business relationships;

•	foreign currency fluctuations that may substantially affect the dollar value of our revenue and costs in foreign markets; and

•	increased financial accounting and reporting burdens.

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
The use of the NOLs is subject to uncertainty because it is dependent upon the amount of taxable income and capital gains generated by us and our consolidated subsidiaries. We have not, to date, generated taxable income on an annual basis, and there can be no assurance that we will have sufficient taxable income or capital gains in future years to use the NOLs before they begin expiring at varying dates starting in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes.

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
The amount of the NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of the NOLs, which could result in an increase in our future income tax liability. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 and because of limitations on a publicly traded company's knowledge as to the ownership of, and transactions in, its securities. Therefore, we cannot assure you that a governmental authority will not claim that we experienced an ownership change and attempt to reduce or eliminate the benefit of the NOLs even if we are successful in implementing the protective measures subjecting our stock to transfer restrictions.

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
We host our services and serve all of our customers from various datacenter facilities located around the U.S. Several of our datacenter facilities are operated by third parties. We do not control the operations at the third-party facilities. All of these facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. They also could be subject to break-ins, computer viruses, denial of service attacks, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the third-party facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Although we maintain off-site tape backups of our customers' data, we do not currently operate or maintain a backup datacenter for any of our services, which increases our vulnerability to interruptions or delays in our services. Interruptions in our services might harm our reputation, reduce our revenue, cause us to incur financial penalties, subject us to potential liability and cause customers to terminate their contracts.

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

In 2012, we recognized significant impairment losses related to our goodwill and intangible assets. We may also recognize impairment losses for subsequent periods which would adversely affect our financial results.
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
As the digital media industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities becomes more likely. We believe, for example, that increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information and other mobile marketing regulations could affect our and our customers' ability to use and share data, potentially reducing our ability to utilize this information for the purpose of continued improvement of the overall mobile subscriber experience. Any regulation of the requirement to treat all content and application provider services the same over the mobile Internet, sometimes referred to as net neutrality regulation, could reduce our customers' ability to make full use of the value of our services. Further, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations to access the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the mobile Internet and the viability of mobile data service providers, which could harm our business and operating results.

Our use of open source software could limit our ability to commercialize our services.
We have incorporated open source software into our services. Although we closely monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our services. In that event, we could be required to seek licenses from third parties in order to continue offering our services, to re-engineer our products or to discontinue sales of our services, any of which could materially adversely affect our business.

The market price of our common stock, our Series J preferred stock and our common stock warrants may be highly volatile or may decline regardless of our actual operating performance.
Broad market and industry factors may adversely affect the market price of our common stock, our Series J preferred stock and our common stock warrants, regardless of our actual operating performance. Factors that could cause wide fluctuations in the stock price may include, among other things:

•	actual or anticipated variations in our financial condition and operating results;

•	overall conditions or trends in our industry;

•	addition or loss of significant customers;

•	competition from existing or new products;

•	changes in the market valuations of companies perceived by investors to be comparable to us;

•	announcements by us or our competitors of technological innovations, new services or service enhancements;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures or capital commitments;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	additions or departures of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities or industry analysts that elect to follow our common stock; and

•	sales of our common stock by us or our stockholders, including sales by our directors and officers.

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

Mr. Carl C. Icahn indirectly owns a significant amount of our common stock and Series J preferred stock, he has a relationship with two of our directors, our certificate of incorporation waives the corporate opportunity doctrine as it relates to funds affiliated with him and he may have interests that diverge from those of other stockholders.
Mr. Carl C. Icahn controls approximately 14.4% of the voting power of our common stock as of March 24, 2014. Further, as a result of exercising his basic subscription privilege and oversubscription privilege in full in the 2012 rights offering, he holds 95.5% of our Series J preferred stock, which has limited voting rights, and he holds common stock warrants, that if exercised in full, would bring his voting powers to 30.3% as of March 24, 2014. Transactions could be difficult to complete without the support of Mr. Carl C. Icahn. It is possible that Mr. Carl C. Icahn may not support transactions, director appointments and other corporate actions that other stockholders would support. In addition, Mr. Brett M. Icahn, one of our directors, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, another of our directors, is married to Mr. Carl C. Icahn's wife's daughter.

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

We have not paid or declared common stock dividends in the past, and do not plan to pay or declare common stock dividends in the future, other than in connection with the 2012 rights offering, and, as a result, your only opportunity to achieve a return on an investment in our common stock is if the price of our common stock appreciates.
We have never declared or paid any dividends on our common stock and currently, other than the distribution of subscription rights in the rights offering that closed in October 2012, do not expect to declare or pay dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and growth of our business and the payment of dividends on our Series J preferred stock. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends on our common stock is currently limited by the terms of our Series J preferred stock and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our common stock may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you paid for such common stock.

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
The reorganization transaction implemented on April 9, 2013 was designed to protect our NOLs and reduced the number and likelihood of circumstances that trigger the right of holders to redeem their shares of our Series J preferred stock because (i) there can no longer be an NOL Protection Failure Event (as defined in our certificate of incorporation) and (ii) transfers that would cause an ownership change under Section 382 must be approved by our board of directors prior to such transfer or will be void. Further, a holder of our Series J preferred stock who causes an ownership change, which results in a substantial limitation on our ability to use our NOLs or whose shares were not voted in favor of the reorganization transaction, cannot require redemption of his shares upon such a triggering event. This may operate as a restriction on the transferability of the shares of Series J preferred stock and could limit the price that investors might be willing to pay in the future for shares of our Series J preferred stock. The remaining trigger of the holders’ right to redeem their shares of our Series J preferred stock is if a stockholder becomes a beneficial owner (as such term is defined under Rule 13d-3 of the Exchange Act) of greater than 50% of the outstanding shares of our common stock or upon certain business combinations or sales. See “Risk Factors - We may not have sufficient capital to redeem our Series J preferred stock. This could adversely affect our ability to continue normal operations and could result in the loss of your entire investment.”

Our common stock is ranked junior to our Series J preferred stock, the terms of our Series J preferred stock require that they be redeemed prior to the redemption of our common stock in connection with the dissolution, liquidation or winding up of our company, and the holders may require us to redeem their shares of Series J preferred stock if we experience a change in control.
Our common stock is ranked junior to our Series J preferred stock. The outstanding Series J preferred stock has a preference upon the dissolution, liquidation or winding up of our company in respect of assets available for distribution to our stockholders. Furthermore, the terms of our Series J preferred stock require that the shares of Series J preferred stock be redeemed prior to the redemption of our common stock in connection with dissolution, liquidation or winding up or a change in control of our company, and the holders of our Series J preferred stock may require us to redeem their shares of Series J preferred stock in connection with a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, if we experience an ownership change (within the meaning of Section 382) that results in a substantial limitation on our ability to use our net operating losses and related tax benefits.

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
The terms of the Series J preferred stock allow dividends on the Series J preferred stock to be paid in kind and, therefore, allow the repayment of the principal and accrued dividends on the Series J preferred stock to be deferred until the final maturity of the Series J preferred stock. There can be no assurance that we will have enough capital to repay the full amount of the principal and accrued dividends when the payment of principal and accrued dividends on the Series J preferred stock become due. No plan, arrangement or agreement is currently in place that would prevent us from paying dividends with respect to the Series J preferred stock in cash.

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
Holders of our common stock warrants will be able to exercise the common stock warrants only if a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) relating to the shares of our common stock underlying the warrants is then effective. We have a contractual obligation to use our reasonable best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants to the extent registration at the time of exercise is required by federal securities laws, and we intend to, but may not be able to, comply with our undertaking. Our common stock warrants expire if they are not exercised in connection with certain corporate transactions, but if a registration statement covering the shares underlying the common stock warrants is not effective at the time of such transaction, you will not be able to exercise your warrants and they will expire without your being able to exercise them. Therefore, the value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current.

If you do not exercise your common stock warrants in connection with a change in control, they will terminate and have no further rights or value.
Our common stock warrants provide that they terminate if they are not exercised on or before October 11, 2017 or in connection with a capital reorganization, reclassification of our securities, consolidation or merger of our company resulting in a change of 50% of the voting power of the company, a sale of substantially all of our assets or a similar transaction requiring stockholder approval shall be effected. If you do not exercise your common stock warrants in connection with such a transaction, the warrants will terminate and be of no further value. There are no assurances that any such transaction would provide value for the common stock received upon the exercise of the common stock warrants at or in excess of the exercise price of such warrants.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our corporate headquarters is located in New York, New York and comprises approximately 8,000 square feet of space leased through November 30, 2018. We also perform a range of business functions out of offices located in Chicago, Dallas, Phoenix and Los Angeles. We have sales and product development functions in the UK and Canada. We also operate one datacenter facility located in Washington State. In addition, we use third-party operated datacenters located in other U.S. states and in the UK and Canada to provide services to our customers. We believe that our existing properties are in good condition and sufficient and suitable for the conduct of our business. All of our properties are leased. As our existing leases expire, we believe that suitable space will be available to us on commercially reasonable terms.

Item 3.	Legal Proceedings
Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case were Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint sought, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013, we filed a motion to dismiss the third amended complaint, which was granted by the Court on October 1, 2013. On October 31, 2013, the plaintiffs filed a notice of appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit.

Derivative Actions. In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers (including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jay A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner, James L. Nelson and Jay Firestone) in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. Two of the derivative actions were consolidated on October 27, 2011. On November 8, 2011, the parties filed a stipulation to stay completely the consolidated derivative action until the Court ruled on the dismissal motion in the consolidated class action.  The court granted the parties' stipulation on November 10, 2011, thereby staying the consolidated derivative action.  On November 14, 2011, the third derivative action was transferred to the consolidated derivative proceeding, thereby subjecting it to the proceeding's litigation stay. The consolidated derivative proceeding was voluntarily dismissed by the plaintiff, without prejudice, by a notice filed on December 3, 2013.

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosure
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading under the symbol “MOTR” at the time of our initial public offering (“IPO”) on June 18, 2010, at $10.00 per share. Prior to our IPO, there was no public market for our common stock. Further, on April 23, 2013, we effected a one-for-ten reverse split of our common stock. As a result of the Reorganization that was consummated on April 9, 2013 (as described herein), we became the successor entity to Motricity. Our common stock currently trades on NASDAQ under the symbol “VLTC.”

We are authorized to issue up to 625,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding as of March 24, 2014 were 4,698,108, and we had 156 stockholders of record. The number of stockholders of record does not reflect beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The following table sets forth the high and low sales prices of our common stock per share, as reported by NASDAQ, for each of the periods presented. As of March 24, 2014, the closing sales price of our common stock was $3.58 per share. All prices of our common stock per share listed below have been adjusted to reflect the one-for-ten reverse stock split implemented on April 23, 2013.

	High	Low
Quarter Ended March 31, 2012
January 1, 2012 through March 31, 2012	$18.50	$7.50
Quarter Ended June 30, 2012
April 1, 2012 through June 30, 2012	$14.50	$5.40
Quarter Ended September, 30, 2012
July 1, 2012 through September 30, 2012	$6.70	$4.30
Quarter Ended December 31, 2012
October 1, 2012 through December 31, 2012	$9.70	$3.60
Quarter Ended March 31, 2013
January 1, 2013 through March 31, 2013	$5.40	$3.30
Quarter Ended June 30, 2013
April 1, 2013 through June 30, 2013	$7.50	$3.40
Quarter Ended September, 30, 2013
July 1, 2013 through September 30, 2013	$7.22	$3.39
Quarter Ended December 31, 2013
October 1, 2013 through December 31, 2013	$5.56	$3.90

On April 23, 2013, we effected a one-for-ten reverse stock split of the outstanding shares of our common stock. Trading on NASDAQ of our common stock reflecting the one-for-ten reverse stock split commenced on April 24, 2013.

Unregistered Sales of Equity Securities
In the fiscal year ended December 31, 2013, we did not issue any unregistered securities.

Dividend Policy
We are not required to pay any dividends and have not declared or paid any dividends on our common stock other than the distribution of subscription rights in our rights offering that closed on October 11, 2012. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of any of our borrowing arrangements, applicable law and other factors our board of directors considers relevant.

Item 6.	Selected Financial Data.
We are not required to provide selected financial data disclosures because we are a smaller reporting company.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in thousands.
This annual report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are based on management's current expectations, estimates, forecasts, and projections about our business and operations. Our actual results may differ materially and adversely from those currently anticipated and expressed in any such forward-looking statements, including as a result of the factors we describe under “Risk Factors” and elsewhere in this annual report. See “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this report and “Risk Factors” set forth in Part I - Item 1A of this report.

Business Overview
Voltari Corporation (“Voltari” or the “Company”) empowers our customers (including brands, marketers and advertising agencies) to maximize the reach and economic potential of the mobile ecosystem through the delivery of relevance-driven merchandising, digital marketing and advertising solutions, primarily over smartphones and other mobile devices. Voltari uses advanced predictive analytics capabilities and real-time data management (including sophisticated data curation and modeling) to deliver the right content, to the right person at the right time. Voltari’s unique combination of technology, expertise and go-to-market approach delivers return-on-investment for our customers.

Advertisers pay us to deliver their ads to mobile users, and we pay website and mobile application owners (or their proxies) for the use of their ad space. Our proprietary technology and data management platform allows us to analyze and augment the information accompanying web and mobile advertising opportunities and quickly deliver highly targeted and engaging ad content to consumers in both programmatic and mediated environments. Our platform uses mass volumes of third-party data along with ad response and location data and, when available, first-party consumer data to generate, in real time, a score for each unique advertising opportunity which can be measured against an advertiser's creative materials and campaign goals. To date, we have identified more than 200 million server-side unique device profiles, many of which link multiple mobile devices to a single user. We continually collect additional anonymous data about users, audiences and their responses to mobile advertisements, which, in turn, refines our targeting and improves our placement choices.

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from most of our carrier business outside of the U.S. and, on June 30, 2013, concluded our U.S. carrier business. On October 31, 2013, we completed the sale of our Generation5 Mathematical Technology ("Gen5") business. Additionally, during the fourth quarter of 2013, in order to better align with our overall strategic direction, we commenced negotiations for the sale of our messaging business in the U.S. and Canada. We are now focused on our digital media and marketing business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services. We are also planning to offer predictive analytics services to website owners, application developers, mobile advertising trading desks and mobile ad exchanges.

Voltari, a Delaware corporation, was incorporated, under the name “Mobile Systems Corp.,” on December 14, 2012, as a wholly-owned subsidiary of Motricity, Inc. (“Motricity”), a Delaware corporation, and changed its name to “Voltari Corporation” on

January 16, 2013. On April 9, 2013, pursuant to the consummation of the Reorganization (as defined below) Motricity became a wholly-owned subsidiary of Voltari. On July 30, 2013, Motricity changed its name to Voltari Operating Corp.

On April 9, 2013, Motricity and Voltari consummated a transaction intended to protect the long-term value of Motricity’s net operating loss carryforwards ("NOLs"), referred to herein as the “Reorganization” pursuant to an agreement and plan of reorganization by and among Motricity, Voltari and Voltari Merger Sub, Inc. The agreement and plan of reorganization and the transactions contemplated thereby were approved and adopted by Motricity’s stockholders on April 9, 2013. Upon completion of the Reorganization, Motricity became our wholly-owned subsidiary, and we replaced Motricity as the publicly held corporation. Further, our common stock was deemed to be registered under Section 12(b) of the Securities and Exchange Act of 1934, as amended, pursuant to rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), we are the successor issuer to Motricity. As of April 10, 2013, shares of our common stock commenced trading on NASDAQ under the symbol “VLTC.”

On April 9, 2013, Motricity’s stockholders also approved an amendment to our certificate of incorporation to effect a one-for-ten reverse stock split of the outstanding shares of our common stock after the Reorganization, provided that our board of directors (the "Board") determined that the reverse stock split was appropriate in order to regain compliance with the listing requirements of NASDAQ. Our board made the determination that the reverse stock split was appropriate on April 15, 2013, and the reverse stock split became effective on April 23, 2013. Trading on NASDAQ of our common stock reflecting the one-for-ten reverse stock split commenced on April 24, 2013. We regained compliance with NASDAQ’s listing requirements on May 7, 2013 when the closing price of our common stock on NASDAQ was above $1.00 for ten consecutive trading days.

Our operations are predominantly based in the U.S., with international operations in Canada and the United Kingdom ("UK"). As described below, we have exited our operations in India, the Asia Pacific region and France. We generated approximately 78% and 72% of our total revenue in the U.S. during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the majority of our long-lived assets were located in the U.S.

Recent Developments.
Overview. We have undergone significant changes over the past two years as described in more detail below. These changes have included: an increased focus on our mobile media business, exiting U.S. and international carrier operations (except for continuing business in the UK), commencing negotiations to sell our messaging business in the U.S. and Canada, implementing cost reduction measures, exploring strategic and financing alternatives, securing, amending and repaying a term loan, implementing changes in management, closing a fully subscribed rights offering and consummating a reorganization transaction designed to help protect the long-term value of our substantial net operating loss carryforwards (“NOLs”). During this period of transformation, we have continued to deliver value-added solutions and roll out new services to customers, and we have taken a number of proactive steps to evolve our strategy to rebuild the Company and lower operating expenses. We believe that these measures have helped improve our ability to take advantage of growth opportunities in the digital media and marketing industry.

Strategic Realignment. We are increasing our focus on our digital media and marketing business. We have exited our international and U.S.-based wireless carrier businesses (except for continuing business in the UK) and commenced negotiations to exit our messaging business in the U.S. and Canada. We are planning to pursue new product development opportunities designed to enhance and expand our existing mobile marketing and advertising services, continuing to develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and responding to technological advances and emerging industry standards and practices and leading technologies that will be useful in our business in a cost-effective and timely way.

The realignment of our strategic path and consideration of financing options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We are planning to expand our product offerings to add online and display solutions to our suite of mobile data services. We are also planning to offer predictive analytics services to website owners, application developers, mobile advertising trading desks and mobile ad exchanges. We cannot assure that we will be successful in our efforts in obtaining financing, realigning our strategic path, or increasing our focus on our digital media and marketing business. The uncertainty inherent in our strategic review can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other officers and key employees.

To address the challenges presented by the market conditions and the other risks and uncertainties facing our business and to realign our strategic path, we have continued to implement cost saving measures, including a reduction in our workforce, the delay or cancellation of some hiring plans, and a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives. These measures are designed to realign our strategic path, streamline our business and improve the quality of our product offerings while saving costs. Our success will depend on our ability to successfully execute one or more financing alternatives, our ability to successfully develop and use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards and expand our customer base and risks and uncertainties discussed in Part I, Item 1A - Risk Factors.

Our operating history includes business in geographic areas in which we are no longer active and our U.S.-based wireless carrier business. In the first quarter of 2012, we decided to exit our business in India and the Asia Pacific region and in May 2012 completed the divestitures of our France and Netherlands subsidiaries. Additionally, in December 2012, AT&T gave notice that it was terminating a revenue generating agreement that was material to the Company, and in April 2013, AT&T exercised its right to terminate its other material contract with us, both of which were effective on June 30, 2013. Thereafter, in June 2013, we elected to assign all of our rights and interests under our Verizon Portal Agreement to Opalhaven Corporation, also effective June 30, 2013. As a result of these factors, we exited our U.S. carrier business on June 30, 2013. U.S. carrier revenue was $28.8 million and $73.9 million for the years ended December 31, 2013 and 2012, respectively. This revenue contributed positively to our operating cash flows during those periods.

On October 31, 2013, we completed the sale of our Gen5 business to a third party. Additionally, during the fourth quarter of 2013, in order to better align with our overall strategic direction, which includes enhanced focus on our digital media and advertising business and predictive analytics service offerings, we commenced negotiations for the sale of our messaging business in the U.S. and Canada.

All of our international operations in India, the Asia Pacific region, France and the Netherlands, our U.S. carrier business, as well as Gen5 and our U.S. and Canadian messaging business, are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities related to our U.S. and Canadian messaging business are reported as assets and liabilities held for sale on the consolidated balance sheets at December 31, 2013 and 2012. See Note 4 - Discontinued Operations.

Management and Director Changes. On March 26, 2013, Nathan Fong notified the Company that he would resign from his positions as Chief Financial Officer and Chief Operating Officer, effective April 12, 2013. On August 14, 2013, John Breeman commenced serving as the Company’s Chief Financial Officer. On December 20, 2013, Richard Stalzer resigned as Chief Executive Officer of the Company. Following the receipt of Mr. Stalzer's resignation, Richard Sadowsky, who had, since November 15, 2012 been serving as our Chief Administrative Officer as well as General Counsel, was appointed Acting Chief Executive Officer of the Company. In connection with this appointment, Mr. Sadowsky relinquished his titles of Chief Administrative Officer and General Counsel. Further, on January 16, 2013, Lady Barbara Judge, CBE, a member of our board of directors resigned from her position as a director and as a member of our compensation committee and governance and nominating committee, effective immediately. Her decision to resign was not a result of any disagreement with the Company or its management. Also on January 16, 2013, the board of directors appointed Kevin Lewis as a director to fill the vacancies on the board of directors and on the compensation committee created by Lady Judge's resignation. The board of directors appointed James Nelson as a member of the Company's governance and nominating committee to fill the vacancy on that Committee left by Lady Judge. The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees.

Lease Termination. Effective June 20, 2012, we entered into a lease termination agreement with the landlord for our former corporate headquarters located in Bellevue, Washington. We surrendered 1/3 of our leased office space on December 31, 2012 and the remaining 2/3 of leased office space on January 31, 2013. We accelerated the depreciable period of our leasehold improvements and other office equipment to correspond with the lease termination dates. During 2012, we signed a lease agreement for new office space located in Bellevue, Washington and relocated to those premises in December 2012. In August 2013, we signed a termination agreement for our Bellevue, Washington office and relocated our corporate headquarters to our existing office rental space in New York City.

Key components of our results of operations
Sources of revenue
Our revenue is earned under contracts in our mobile media and advertising business, which generally have durations shorter than six months, and the contract with our UK wireless carrier customer which ranges from one to three years. Under our UK carrier contract, we provide one or more of our managed services, for which we charge fixed fees. We typically charge fixed monthly managed service fees to host the solutions and provide other support and services as required by the customer. Managed service fees vary by contract based on a number of factors including the scope of the solutions deployed, IT processing and bandwidth capacity requirements and the nature and scope of any other support or services required by the customer.

Our advertising contracts, which are of shorter duration, require us to deliver a number of impressions to identified audience segments in a fixed period of time. The metrics for these contracts vary based on the content of the advertising campaign.

Due to the nature of the services we provide, our customer contracts contain monthly service level requirements that typically require us to pay financial penalties if we fail to meet the required service levels. We recognize these penalties, when incurred, as a reduction in revenue. Typical service level requirements address down time or slow response of our services that impact mobile subscribers and response time in addressing customer requests. Potential penalties vary by contract and range from near zero to as much as 100% of monthly recurring revenue, depending on the severity and duration of the service issue. Service level penalties represented less than 1% of total revenue from continuing operations in 2012. We did not incur service level penalties in 2013.

Operating expenses
We classify our operating expenses into six categories: direct third-party, datacenter and network operations, product development and sustainment, sales and marketing, general and administrative and depreciation and amortization. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other operating expenses include datacenter and office facility expenses, computer hardware, software and related maintenance and support expenses, bandwidth costs, and marketing and promotion, legal, audit, tax consulting and other professional service fees. We charge stock-based compensation expense resulting from the amortization of the fair value of stock options and restricted stock grants to each stock award holders' functional area. We allocate certain facility-related and other common expenses such as rent, office and IT desktop support to functional areas based on headcount.

Direct third-party expenses. Direct third-party expenses for our mobile media business include the costs to publish advertisements across various publisher platforms.

Datacenter and network operations. Datacenter and network operations expenses consist primarily of personnel and outsourcing costs for operating our datacenters. Additional expenses include facility rents, power, bandwidth capacity and software maintenance and support.

Product development and sustainment. Product development expenses primarily consist of personnel costs and costs from our development vendors. Our product development efforts include improving and extending the functionality and performance of our service delivery platform, developing new solutions, customizing and implementing our solution set for our customers and providing other service and support functions for our solutions. Product development costs related to software used solely on an internal basis to provide our services, which we refer to as internal-use software, are capitalized and amortized over the expected asset life. Over time, product development expenses may increase in absolute dollars as we continue to enhance and expand our suite of solutions and services. However, due to the transformation of our business, changes in market requirements, lack of resources and funding or a change in our business strategy, we may not be in a position to or may decide not to increase our product development costs in the near or long term.

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs. In order to continue to grow our business and awareness of our services, we expect that we will commit additional resources to our sales and marketing efforts.

General and administrative. General and administrative expenses, referred to herein as G&A, primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and other professional fees.

Depreciation and amortization. Depreciation and amortization expenses consist primarily of depreciation of internal-use software, computer hardware and leasehold improvements in our datacenters, and amortization of capitalized software development costs, and purchased intangibles.

Other income (expense), net
Other income (expense), net, consists of interest we earn on our cash and cash equivalents, interest expense we incur as a result of our borrowings, if any, and non-operating income and expenses.

Provision (benefit) for income taxes
No provision for income taxes was recorded in 2013. The benefit for income taxes in 2012 primarily consists of a deferred tax benefit from the reversal of our deferred tax liabilities. Our deferred tax liabilities were reversed when impairment was recorded on the underlying intangible assets.
Due to our history of operating losses, we have accumulated substantial net operating losses, which constitute the majority of our deferred tax assets. Because of our history of operating losses, we maintain full valuation allowances against our deferred tax assets and consequently are not recognizing any tax benefit related to our current pre-tax losses. If we achieve sustained profitability, subject to certain provisions of the U.S. federal tax laws that may limit our use of our accumulated losses, we will continue to evaluate whether we should record a valuation allowance, based on a more likely than not standard, which would result in immediate recognition of a tax benefit and we would begin recording income tax provisions based on our earnings and applicable statutory tax rates going forward. Due to our large net operating loss carryforwards, we do not expect to pay U.S. federal income taxes in the next several years.

Results of Operations
Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from the carrier business outside of the U.S. and, on June 30, 2013, concluded our U.S. carrier business. On October 31, 2013, we completed the sale of our Gen5 business. Additionally, during the fourth quarter of 2013, in order to better align with our overall strategic direction, which includes enhanced focus on our digital media and advertising business and new predictive analytics service offerings, we commenced negotiations for the sale of our messaging business in the U.S. and Canada. All of the operations related to our carrier business (except for continuing business in the UK), Gen5 and our messaging business in the U.S. and Canada are reported as discontinued operations in the consolidated financial statements for all periods presented. See Note 4 - Discontinued Operations to our consolidated financial statements for more information.

The following tables set forth components of our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2013	2012
Total revenues	$10,285	$6,566
Operating expenses
Direct third-party expenses	6,699	3,614
Datacenter and network operations, excluding depreciation	2,416	579
Product development and sustainment, excluding depreciation	2,097	3,120
Sales and marketing, excluding depreciation	6,089	4,791
General and administrative, excluding depreciation	12,128	17,492
Depreciation and amortization	3,785	4,073
Impairment charges	—	3,525
Restructuring	—	1,496
Total operating expenses	33,214	38,690
Operating loss	(22,929)	(32,124)
Other expense, net
Other expense	(103)	(931)
Interest and investment income, net	23	10
Interest expense	(1,342)	(1,924)
Other expense, net	(1,422)	(2,845)
Loss before income taxes	(24,351)	(34,969)
Benefit for income taxes	—	(277)
Net loss from continuing operations	(24,351)	(34,692)
Net income from discontinued operations	14,037	450
Net loss	$(10,314)	$(34,242)

Depreciation and amortization by function:

	Year Ended December 31,
(in thousands)	2013	2012
Datacenter and network operations	$2,334	$2,003
Product development and sustainment	340	603
Sales and marketing	925	1,282
General and administrative	186	185
Total depreciation and amortization	$3,785	$4,073

As a percentage of revenues from continuing operations:

	Year Ended December 31,
	2013	2012
Total revenues	100%	100%
Operating expenses
Direct third-party expenses	65	55
Datacenter and network operations, excluding depreciation	24	9
Product development and sustainment, excluding depreciation	20	47
Sales and marketing, excluding depreciation	59	73
General and administrative, excluding depreciation	118	266
Depreciation and amortization	37	62
Impairment charges	—	54
Restructuring	—	23
Total operating expenses	323	589
Operating loss	(223)	(489)
Other expense, net	(14)	(44)
Loss before income taxes	(237)	(533)
Benefit for income taxes	—	(5)
Net loss from continuing operations	(237)	(528)
Net income from discontinued operations	137	6
Net loss	(100)%	(522)%

Year ended December 31, 2013 compared to the year ended December 31, 2012
Total revenues

	Year Ended
	December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Total revenues	$10,285	$6,566	$3,719	56.6%

Total revenues for the year ended December 31, 2013 increased $3.7 million, or 56.6%, compared to the year ended December 31, 2012. This change is due to a $4.0 million increase in revenue from our advertising business, offset by a $0.3 million decline in revenue from our UK carrier business. The growth in revenue from our adverting business is the result of new customer acquisitions and an increase in sales to existing customers. Our Voltari-Connect platform launched in late August 2012, therefore the impact of the revenue contribution associated with Voltari-Connect is reflected for the full twelve-month period in 2013 as compared to four months in 2012.
The reduction in revenue from our UK carrier business is primarily driven by a decline in subscriber usage. Our wireless carrier business continues to experience downward pressures related to the mass adoption of smartphones at the expense of feature phones and we believe that this trend will continue.

We generated 78% and 72% of our revenues in the U.S. for the years ended December 31, 2013 and 2012, respectively.

Significant customers as a percentage of total revenue from continuing operations:

	Year Ended December 31,
	2013	2012
CB&S Advertising Agency, Inc.	25%	12%
Virgin Media Limited	15%	27%

Operating expenses

	Year ended
	December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$6,699	$3,614	$3,085	85.4%
Datacenter and network operations*	2,416	579	1,837	317.3
Product development and sustainment*	2,097	3,120	(1,023)	(32.8)
Sales and marketing*	6,089	4,791	1,298	27.1
General and administrative*	12,128	17,492	(5,364)	(30.7)
Depreciation and amortization	3,785	4,073	(288)	(7.1)
Impairment charges	—	3,525	(3,525)	(100.0)
Restructuring	—	1,496	(1,496)	(100.0)
Total operating expenses	$33,214	$38,690	$(5,476)	(14.2)%
*     excluding depreciation

Direct third-party expenses
For the year ended December 31, 2013, direct third-party expenses increased $3.1 million, or 85.4%, compared to the year ended December 31, 2012. This change was attributable to an increase in costs associated with our mobile media and advertising business, primarily driven by:

•	$2.8 million increase in fees paid to publishers for displaying customer advertisements; and

•	$0.3 million increase in ad serving fees.
Datacenter and network operations, excluding depreciation
Datacenter and network operations expense, excluding depreciation, consists primarily of personnel and outsourcing costs to operate our datacenters, as well as rent, power, bandwidth capacity and software maintenance and support. During 2013, these costs amounted to $8.2 million, of which $2.4 million is included in net loss from continuing operations. During 2012, these costs amounted to $13.8 million, of which $0.6 million is included in operating loss from continuing operations.
For the year ended December 31, 2013, datacenter and network operations expense, excluding depreciation, increased $1.8 million, or 317.3%, compared to the year ended December 31, 2012. This increase was primarily driven by certain continuing costs previously borne by discontinued carrier and messaging operations, pending implementation of additional cost-reduction initiatives. These costs include:

•	$1.1 million increase in bandwidth expenses, including hosting, infrastructure and server costs; and

•	$0.6 million increase in salaries and benefits, facilities and equipment costs, and higher software maintenance primarily related to supporting our carrier-grade data center through late 2013.
Product development and sustainment, excluding depreciation
For the year ended December 31, 2013, product development and sustainment expense, excluding depreciation, decreased $1.0 million, or 32.8%, compared to the year ended December 31, 2012. This decrease was primarily due to a $0.7 million reduction in salary and benefits mainly due to capitalization of certain software development costs associated with our Voltari-Connect platform in 2013 and a $0.6 million decrease in contractor expenses.
These decreases were partially offset by a $0.1 million increase in professional services and a $0.1 million increase in facilities and equipment costs.
Sales and marketing, excluding depreciation
For the year ended December 31, 2013, sales and marketing expense, excluding depreciation, increased $1.3 million, or 27.1%, compared to the year ended December 31, 2012. This is directly attributable to an increase in salaries and benefits and other employee related costs reflecting an increase in personnel devoted to our advertising business, including sales and support, advertising operations and business development.
General and administrative, excluding depreciation
For the year ended December 31, 2013, general and administrative expense, excluding depreciation, decreased $5.4 million, or 30.7%, compared to the year ended December 31, 2012. This decrease was primarily due to:

•	$5.9 million decrease in salaries and benefits and other employee related costs, primarily driven by a reduction in personnel; and

•
$1.1 million decrease in facilities and equipment costs, driven by a reduction in allocated rent due to lower headcount, as well as a decrease in rental costs due to the closure of certain facilities in 2013.

These decreases were partially offset by a $1.6 million increase in legal, accounting and other professional services, primarily costs associated with various SEC filings in the first half of 2013 due to the Reorganization and the one-for-ten reverse stock split.
Depreciation and amortization
For the year ended December 31, 2013, depreciation and amortization expense decreased $0.3 million, or 7.1%, compared to the year ended December 31, 2012. The decrease is primarily due to the full depreciation of certain fixed assets during 2013.
Impairment charges
For the year ended December 31, 2012, we determined that our goodwill and certain fixed and intangible assets were impaired and recorded total impairment charges of $27.4 million. Of this total charge, $3.5 million is attributable to predictive technology and included in continuing operations. We did not recognize any impairment charges during the year ended December 31, 2013. See Note 6 - Impairment Charges to our consolidated financial statements for more information.
Restructuring
During the first quarter of 2012, as a part of the overall realignment of our strategic path, our exit from India and the Asia Pacific region and the divestitures of our France and Netherlands subsidiaries, we initiated a restructuring plan. In connection with this restructuring plan, we incurred total restructuring charges of $2.5 million during the year ended December 31, 2012, of which $1.5 million is included in continuing operations and consists primarily of costs associated with involuntary termination benefits for charges incurred in the U.S. The remaining portion of the restructuring charges related to this action are included in discontinued operations. We did not incur any restructuring charges during the year ended December 31, 2013.

Other expense, net

	Year ended
	December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Other expense	$(103)	$(931)	$828	88.9%
Interest and investment income, net	23	10	13	130.0
Interest expense	(1,342)	(1,924)	582	30.2
Total other expense, net	$(1,422)	$(2,845)	$1,423	50.0%

For the year ended December 31, 2012, other expense of $0.9 million consisted of $0.4 million net loss recognized on asset disposals, primarily assets associated with the termination of our Bellevue, Washington office lease, $0.3 million in net losses associated with foreign currency transactions and a $0.2 million net loss resulting from settlement of certain outstanding matters pertaining to our Adenyo acquisition. For the year ended December 31, 2013, interest expense decreased $0.6 million, or 30.2%, due to the repayment of our term loan with High River in August 2013. See Note 8 - Debt Facilities to our consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.

Benefit for income taxes

	Year ended
	December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Benefit for income taxes	$—	$(277)	$277	100.0%

The benefit for income taxes for the year ended December 31, 2012 consists of a 2011 expense that reversed into a benefit which was related to a deferred U.S. tax provision for the difference between book and tax treatment of goodwill associated with our acquisition of Adenyo. No provision for income taxes was recorded in 2013.

Our historical lack of profitability is a key factor in concluding that there is insufficient evidence of our ability to realize any future benefits from our deferred tax assets and accordingly, we maintain a full valuation allowance against our net deferred tax assets.

Net Income from discontinued operations

	Year ended
	December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Net income from discontinued operations	$14,037	$450	$13,587	3,019.3%

Net income from discontinued operations for the years ended December 31, 2013 and 2012 includes the results of our carrier operations in North America and other international operations in India, the Asia Pacific region, the Netherlands and France, as well as Gen5 and our messaging business in the U.S. and Canada. In 2012, discontinued operations included impairment charges of $23.9 million, restructuring costs of $1.0 million, as well as product development and other costs that declined in 2013. See Note 4 - Discontinued Operations to our consolidated financial statements for more information.

Net loss

	Year ended
	December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Net loss	$(10,314)	$(34,242)	$23,928	69.9%
For the year ended December 31, 2013, our net loss was $10.3 million, compared to net loss of $34.2 million for the year ended December 31, 2012. The $23.9 million reduction in net loss is primarily due to:

•	increased revenue of $3.7 million;

•	decreased operating expenses, including impairment charges and restructuring expenses from continuing operations, of $5.5 million;

•	decreased other expenses of $1.4 million; and

•	increased income from discontinued operations of $13.6 million.
These reductions were partially offset by a decreased income tax benefit of $0.3 million.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal sources of liquidity as of December 31, 2013 consisted of cash and cash equivalents of $25.2 million.

Over the near term, we expect that working capital requirements will continue to be our principal need for liquidity. In the long term, working capital requirements are expected to increase if we succeed in executing our longer-term business plan and growing our business, which includes enhanced focus on our digital media and advertising business and new predictive analytics service offerings. We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our short and long-term liquidity may be affected by the risks and uncertainties discussed in Part I, Item 1A - Risk Factors. Our short-term liquidity may also be adversely affected if, and to the extent that, our Series J preferred stock becomes redeemable. Our longer-term liquidity and ability to execute on our longer term business plan is potentially contingent on our ability to compensate for the loss of the substantial cash provided from discontinued operations, our ability to raise additional capital, and on our not experiencing any events that may cause redemption of our Series J preferred stock. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue, and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer-term business plan.

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs. Our failure to do so could result in, among other things, loss of our customers and a loss of our stockholders’ entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in Part I, Item 3 - Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Part I, Item 1A - Risk Factors.

Rights Offering. On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for units consisting of shares of our 13% Series J preferred stock and warrants to purchase common stock, at a subscription price of $6.50 per unit (after giving effect to the one-for-ten reverse stock split). The rights offering was fully subscribed and we received approximately $27.8 million in net proceeds upon the closing of the rights offering on October 11, 2012. This contributed to our ability to repay the term loan. We intend to continue to use the net proceeds from this rights offering for general corporate and working capital purposes, which may include any acquisitions we may pursue.

Term Loan. We entered into a $20 million term loan with High River on September 16, 2011, and subsequently amended the terms on November 14, 2011 and on February 28, 2012. The term loan accrued interest at 9% per year, which was paid-in-kind quarterly through capitalizing interest and adding it to the principal balance. We repaid the term loan in full, approximately $23.8 million in principal and accrued interest, on August 19, 2013. High River is beneficially owned by Carl C. Icahn, who, as of March 24, 2014, beneficially owns approximately 30.3% of the Company's outstanding shares of common stock, controls approximately 14.4% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Brett M. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn's wife's daughter. The loan, as amended, was approved by a committee of disinterested directors of the Company’s board of directors.

Cash Flows
As of December 31, 2013 and 2012, we had cash and cash equivalents of $25.2 million and $50.9 million, respectively. The decrease of $25.7 million reflects cash used in financing activities of $19.8 million, cash used in investing activities of $3.8 million, and $2.3 million of cash used in operating activities.

Net Cash Used in Operating Activities
For the year ended December 31, 2013, net cash of $2.3 million was used in operating activities. Operating activities from continuing operations used $24.2 million of cash consisting primarily of our net loss of $10.3 million adjusted for $14.0 million of income from discontinued operations. The change in our operating assets and liabilities was primarily driven by a decrease in accounts payable and accrued expenses, including a decrease in accrued interest expense of $2.5 million related to the repayment of the High River term loan in August 2013. Accounts receivable increased due to increased sales related to our advertising business and the decrease in prepaid expenses and other current assets reflects amortization of our software maintenance and insurance contracts, as well as a reduction in prepaid rent associated with the termination of our lease in Bellevue, Washington. The change in our operating assets and liabilities is offset by various non-cash items, including $3.8 million for depreciation and amortization and $0.3 million for stock-based compensation expense. Operating activities from discontinued operations provided $21.9 million of cash during the year ended December 31, 2013.

Net Cash Used in Investing Activities
For the year ended December 31, 2013, net cash of $3.8 million was used in investing activities. During the period, we capitalized software development costs of $3.3 million, primarily associated with our Voltari-Connect platform, including costs to develop new software products and significant enhancements to existing software products. We also used $0.5 million of cash to purchase property and equipment for our network operations.

Net Cash Used in Financing Activities
For the year ended December 31, 2013, $19.8 million of cash was used in financing activities which consisted primarily of $20.0 million used to repay the term loan with High River.

Off-Balance Sheet Arrangements
As of December 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity and capital resources that are material to investors. In accordance with our normal business practices we indemnify our officers and our directors. We also indemnify customers under our contract terms from any copyright and patent infringement claims that may arise from use of our software technology.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions and in certain cases the difference may be material.

The following critical accounting policies are those accounting policies that, in our view, are most important in the portrayal of our financial condition and results of operations. Our critical accounting policies and estimates include those involved in recognition of revenue, software development costs, valuation of goodwill, valuation of long-lived and intangible assets, provision for income taxes, accounting for stock-based compensation and accounting for our redeemable preferred stock. Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Form 10-K provides additional information about these critical accounting policies, as well as our other significant accounting policies.

Revenue recognition
We derive our revenues from contracts which include individual or varying combinations of our managed services and often include professional service fees to customize and implement the specific software platform solutions required by the customer.

We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectibility of the fee is reasonably assured. Certain of our arrangements include customer acceptance clauses or penalties for late delivery which we assess to determine whether revenue can be recognized ahead of the acceptance or delivery. The timing of revenue recognition in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations.

Our advertising revenues are derived principally from the sale of online advertisements. The duration of our advertising contracts has ranged from 1 week to 3 months, with an average of approximately 1 month. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in web pages) are delivered, or as “clicks” (which are generated each time users on our websites click through our text-based advertisements to an advertiser's designated website) are provided to advertisers.

Our UK carrier customer contract primarily consists of a fixed monthly managed service fee to host the software platform solution. Certain arrangements also include minimum monthly fee provisions, monthly fees for providing additional managed services required by the customer and/or service level requirements related to the hosted solutions which often entail financial penalties for non-compliance. We account for the managed services revenue on a monthly basis as earned. Our UK carrier contract does not include the right to self-host.

Software development costs
Effective January 1, 2013, we began capitalizing certain software development costs associated with our Voltari-Connect platform and other software system projects, which include the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. Costs associated with preliminary project stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred. We capitalize software development costs when application development begins, it is probable that the project will be completed and the software will be used as intended. These capitalized costs are included within Property and equipment, net, on our condensed consolidated balance sheets and amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years.

Over time, software development expenses may increase in absolute dollars as we continue to enhance and expand our suite of solutions and services. However, due to the transformation of our business, changes in market requirements, lack of resources and funding or a change in our business strategy, we may not be in a position to or may decide not to increase our software development costs in the near or long term.

Valuation of goodwill
Our business acquisitions typically result in the recording of goodwill, and we periodically assess whether the recorded value of goodwill has become impaired. We test for potential impairment annually, in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Testing for impairment of goodwill involves estimating the fair value of the associated reporting unit and comparing it to its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the carrying value of the goodwill in the reporting unit to its implied fair value. If the implied fair value of goodwill is less than the carrying amount of that goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference. Any impairment losses relating to goodwill are recognized in the consolidated financial statements.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. We use valuation techniques consistent with the market approach and income approach to measure fair value for purposes of impairment testing. An estimate of fair value can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, including the expected operational performance of our businesses in the future, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows—including sales volumes, pricing, market penetration, competition, technological obsolescence and discount rates—are consistent with our internal planning. Significant changes in these estimates or their related assumptions in the future could result in impairment charges related to our goodwill.

Valuation of long-lived and intangible assets
We periodically evaluate events or changes in circumstances that indicate the carrying amount of our long-lived and intangible assets may not be recoverable or that the useful lives of the assets may no longer be appropriate. Factors which could trigger an impairment review or a change in the remaining useful life of our long-lived and intangible assets include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, based on an income and/or cost approach, and an impairment charge is recorded for the excess of carrying value over fair value. Any impairment losses relating to long-lived and intangible assets are recognized in the consolidated financial statements.

The process of assessing potential impairment of our long-lived and intangible assets is highly subjective and requires significant judgment. An estimate of future undiscounted cash flow can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows including sales volumes, pricing, market penetration, competition and technological obsolescence are consistent with our internal planning. Significant future changes in these estimates or their related assumptions could result in additional impairment charge related to individual or groups of these assets.

At December 31, 2013, our intangible assets, net, balance of $2.8 million relates primarily to the technology and customer relationships acquired with the Adenyo acquisition.

Provision (benefit) for income taxes
We are subject to federal and various state income taxes in the U.S., and to a lesser extent, income-based taxes in various foreign jurisdictions, including, but not limited to, the United Kingdom and Canada. In 2012, we effected a restructuring of our workforce and other cost savings initiatives. As a part of this process we commenced the exit from our operations in India, the Asia Pacific region, France and the Netherlands. We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, due to either the generation of net operating losses or because our subsidiaries have a relatively short corporate life, all tax years for which we or one of our subsidiaries filed a tax return remain open. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we calculate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. We recognize only tax positions that are “more likely than not” to be sustained based solely on their technical merits. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

At December 31, 2013, our gross deferred tax assets consisted primarily of domestic net operating losses and book to tax differences in tangible and intangible assets, as well as research and development credit carryforwards. As of December 31, 2013, we had U.S. federal and state net operating loss carryforwards of approximately $344.0 million and $43.6 million, respectively, which begin to expire at varying dates starting in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes. Because of our history of generating operating losses, we maintain full valuation allowances against these deferred tax assets and consequently do not recognize tax benefits for our current operating losses. If we determine it is more likely than not that all or a portion of the deferred tax assets will be realized, we will eliminate or reduce the corresponding valuation allowances which would result in immediate recognition of an associated tax benefit. Going forward, we will reassess the need for any remaining valuation allowances or the necessity to recognize additional valuation allowances. In the event we do eliminate all or a portion of the valuation allowances in the future, we will begin recording income tax provisions based on our earnings and applicable statutory tax rates from that time forward.

Stock-based compensation
We estimate the fair value of share-based awards, including stock options, using the Black-Scholes option-pricing model for awards with service-based conditions and the Monte Carlo Simulation pricing model for awards with market-based conditions. Determining the fair value of share-based awards using both pricing models requires the use of subjective assumptions, including the expected term of the award, expected stock price volatility and risk free interest rate. The assumptions used in calculating the fair value of share-based awards granted since January 1, 2012, are set forth below:

Year ended December 31,
	2013	2012
Expected life of options granted	3.9 - 5 years	2.5 - 5 years
Expected volatility	58.7% - 75%	50% - 79%
Range of risk-free interest rates	0.7% - 1.3%	0.7% - 1.9%
Expected dividend yield	—%	—%
The assumptions used in determining the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties. As a result, if factors change, and we use different assumptions, our share-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument with a term similar to the expected term of the share-based award. The expected term of options has been estimated utilizing the vesting period of the option, the contractual life of the option and our option exercise history. Because there was no public market for our common stock prior to our IPO in 2010, we lacked company-specific historical and implied volatility information. Therefore, in estimating our expected stock volatility, we have taken into account volatility information of publicly-traded peer companies, and we expect to continue to use this methodology until such time as we have adequate historical data regarding the volatility of our publicly-traded stock price. Also, we recognize compensation expense for only the portion of share-based awards that are expected to vest. Accordingly, we estimated forfeitures of stock options and stock awards based on our historical forfeiture rate, taking into account any unusual events, and our expectations for forfeitures in the future. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

The exercise prices of our common stock option grants are based on the closing price of our common stock traded on NASDAQ under the symbol VLTC. All of our employee stock options are granted at exercise prices equal to or greater than the fair value of common stock as of the grant date.

Redeemable preferred stock and common stock warrants
In October 2012, we issued 1,199,643 shares of Series J preferred stock and (after giving effect to the one-for-ten reverse stock split) 1,014,982 warrants to purchase our common stock. Net proceeds from the rights offering of $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. Our Series J preferred stock contains certain redemption features which are outside of our control. Accordingly, our Series J preferred stock is classified as mezzanine equity and reported as Redeemable preferred stock on our consolidated balance sheet, net of issuance costs, at December 31, 2013. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in-cash or in-kind, at the discretion of the Company, on a quarterly basis. Dividends declared on the Series J preferred stock and accretion associated with the Series J preferred stock reduce the amount of net earnings that are available to common stockholders and are presented as separate amounts on the consolidated statements of operations. The common stock warrants are recorded as Additional paid-in capital on our consolidated balance sheet at December 31, 2013.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring that unrecognized tax benefits be presented as a reduction to a deferred tax asset rather than as liabilities for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, to the extent such deferred tax assets are available under the tax law to offset additional taxes resulting from disallowance of a tax position. This standard is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted this accounting standards update on January 1, 2014 and adoption is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. We adopted this accounting standards update on January 1, 2013 which did not have a material effect on our consolidated financial statements.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.
We are not required to provide qualitative and quantitative disclosures about market risk because we are a smaller reporting company.

Item 8.	Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Voltari Corporation
We have audited the accompanying consolidated balance sheets of Voltari Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voltari Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Seattle, Washington
March 31, 2014

Voltari Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$25,150	$50,940
Restricted short-term investments	—	406
Accounts receivable, net of allowance for doubtful accounts of $26 and $129, respectively	3,121	11,687
Prepaid expenses and other current assets	1,218	1,946
Assets held for sale	1,622	3,718
Total current assets	31,111	68,697
Property and equipment, net	5,815	6,635
Goodwill	2,416	2,416
Intangible assets, net	2,766	3,621
Other assets	296	148
Total assets	$42,404	$81,517

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$4,359	$6,658
Accrued compensation	1,111	2,747
Debt facilities	—	22,454
Other current liabilities	1,160	1,389
Liabilities held for sale	551	2,863
Total current liabilities	7,181	36,111
Other non-current liabilities	21	17
Total liabilities	7,202	36,128

Commitments and contingencies

Redeemable preferred stock, $0.001 par value; 1,199,643 shares issued and outstanding at December 31, 2013 and 2012, respectively. Liquidation preference: $35,152 and $29,991 at December 31, 2013 and 2012, respectively.	31,124	26,539

Stockholders’ equity
Common stock, $0.001 par value; 625,000,000 shares authorized; 4,698,108 and 4,673,275 shares issued and outstanding at December 31, 2013 and 2012, respectively (1)	5	47
Additional paid-in capital	568,714	573,166
Accumulated deficit	(564,036)	(553,722)
Accumulated other comprehensive loss	(605)	(641)
Total stockholders’ equity	4,078	18,850
Total liabilities, redeemable preferred stock and stockholders’ equity	$42,404	$81,517
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Operations
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2013	2012

Revenue	$10,285	$6,566

Operating expenses
Direct third-party expenses	6,699	3,614
Datacenter and network operations, excluding depreciation	2,416	579
Product development and sustainment, excluding depreciation	2,097	3,120
Sales and marketing, excluding depreciation	6,089	4,791
General and administrative, excluding depreciation	12,128	17,492
Depreciation and amortization	3,785	4,073
Impairment charges	—	3,525
Restructuring	—	1,496
Total operating expenses	33,214	38,690
Operating loss	(22,929)	(32,124)
Other expense, net
Other expense	(103)	(931)
Interest and investment income, net	23	10
Interest expense	(1,342)	(1,924)
Total other expense, net	(1,422)	(2,845)
Loss from continuing operations before income taxes	(24,351)	(34,969)
Benefit for income taxes	—	(277)
Net loss from continuing operations	(24,351)	(34,692)
Net income from discontinued operations	14,037	450
Net loss	$(10,314)	$(34,242)
Accretion of redeemable preferred stock	(525)	(111)
Series J redeemable preferred stock dividends	(4,221)	(940)
Net loss attributable to common stockholders	$(15,060)	$(35,293)

Net income (loss) per share attributable to common stockholders - basic and diluted:
Continuing operations (1)	$(6.26)	$(7.76)
Discontinued operations (1)	3.02	0.10
Total net loss per share attributable to common stockholders (1)	$(3.24)	$(7.66)

Weighted-average common shares outstanding – basic and diluted	4,650,920	4,605,692

Depreciation and amortization by function
Datacenter and network operations	$2,334	$2,003
Product development and sustainment	340	603
Sales and marketing	925	1,282
General and administrative	186	185
Total depreciation and amortization	$3,785	$4,073
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2013	2012
Net loss	$(10,314)	$(34,242)
Other comprehensive income:
Realization of cumulative translation adjustment	(8)	888
Foreign currency translation adjustment	44	243
Other comprehensive income	36	1,131
Comprehensive loss	$(10,278)	$(33,111)
The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares (1)	Amount				Total
Balance as of December 31, 2011	4,622,679	$46	$570,331	$(519,480)	$(1,772)	$49,125
Net loss	—	—	—	(34,242)	—	(34,242)
Other comprehensive income	—	—	—	—	1,131	1,131
Redeemable preferred stock dividends	—	—	(940)	—	—	(940)
Accretion of redeemable preferred stock	—	—	(111)	—	—	(111)
Common stock warrants issued with rights offering	—	—	1,321	—	—	1,321
Restricted stock activity	50,596	1	(24)	—	—	(23)
Stock-based compensation expense	—	—	2,589	—	—	2,589
Balance as of December 31, 2012	4,673,275	47	573,166	(553,722)	(641)	18,850
Net loss	—	—	—	(10,314)	—	(10,314)
Other comprehensive income	—	—	—	—	36	36
Redeemable preferred stock dividends	—	—	(4,221)	—	—	(4,221)
Accretion of redeemable preferred stock	—	—	(525)	—	—	(525)
Adjustment for reverse stock split	(135)	(42)	42	—	—	—
Restricted stock activity	24,968	—	(97)	—	—	(97)
Stock-based compensation expense	—	—	349	—	—	349
Balance as of December 31, 2013	4,698,108	$5	$568,714	$(564,036)	$(605)	$4,078
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,314)	$(34,242)
Income from discontinued operations	(14,037)	(450)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,785	4,073
Stock-based compensation expense	349	1,964
Deferred tax liability	—	(277)
Impairment charges	—	3,525
Other non-cash adjustments	(155)	1,924
Changes in operating assets and liabilities:
Accounts receivable	(996)	(1,978)
Prepaid expenses and other current assets	729	(1,934)
Other assets	(18)	—
Accounts payable and accrued expenses	(3,541)	7,638
Net cash used in operating activities - continuing operations	(24,198)	(19,757)
Net cash provided by operating activities - discontinued operations	21,881	31,080
Net cash provided by (used in) operating activities	(2,317)	11,323

Cash flows from investing activities:
Purchases of property and equipment	(545)	(1,231)
Capitalization of software development costs	(3,262)	—
Proceeds from sale of fixed assets	—	239
Net cash used in investing activities - continuing operations	(3,807)	(992)
Net cash used in investing activities - discontinued operations	—	(416)
Net cash used in investing activities	(3,807)	(1,408)

Cash flows from financing activities:
Repayments of debt facilities	(20,000)	—
Rights offering costs	(149)	(1,596)
Cash paid for tax withholdings on restricted stock	(98)	(39)
Restricted short-term investments	406	28
Proceeds from rights offering	—	30,006
Net cash provided by (used in) financing activities - continuing operations	(19,841)	28,399
Effect of exchange rate changes on cash and cash equivalents	36	(10)
Net increase (decrease) in cash and cash equivalents	(25,929)	38,304
Cash and cash equivalents at beginning of period	50,940	13,066
Cash reclassified to assets held for sale at beginning of period	589	159
Cash reclassified to assets held for sale at end of period	(450)	(589)
Cash and cash equivalents at end of period	$25,150	$50,940

Supplemental schedule of cash flow information:
Cash Paid for Interest	$3,796	$—
The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Notes to Consolidated Financial Statements

1. Organization

Overview. Voltari Corporation (“Voltari” or the “Company”) empowers our customers (including brands, marketers and advertising agencies) to maximize the reach and economic potential of the mobile ecosystem through the delivery of relevance-driven merchandising, digital marketing and advertising solutions, primarily over smartphones and other mobile devices. Voltari uses advanced predictive analytics capabilities and real-time data management (including sophisticated data curation and modeling) to deliver the right content to the right person at the right time. Voltari’s unique combination of technology, expertise and go-to-market approach delivers return-on-investment for our customers.

Advertisers pay us to deliver their ads to mobile users, and we pay website and mobile application owners (or their proxies) for the use of their ad space. Our proprietary technology and data management platform allows us to analyze and augment the information accompanying web and mobile advertising opportunities and quickly deliver highly targeted and engaging ad content to consumers in both programmatic and mediated environments. Our platform uses mass volumes of third-party data along with ad response and location data and, when available, first-party consumer data to generate, in real time, a score for each unique advertising opportunity which can be measured against an advertiser's creative materials and campaign goals. To date, we have identified more than 200 million server-side unique device profiles, many of which link multiple mobile devices to a single user. We continually collect additional anonymous data about users, audiences and their responses to mobile advertisements, which, in turn, refines our targeting and improves our placement choices.

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from the carrier business outside of the U.S. and, on June 30, 2013, concluded our U.S. carrier business. On October 31, 2013, we completed the sale of our Generation5 Mathematical Technology ("Gen5") business. Additionally, during the fourth quarter of 2013, in order to better align with our overall strategic direction, we commenced negotiations for the sale of our messaging business in the U.S. and Canada. We are now focused on our digital media and marketing business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services. We are also planning to offer predictive analytics services to website owners, application developers, mobile advertising trading desks and mobile ad exchanges.

Voltari, a Delaware corporation, was incorporated, under the name “Mobile Systems Corp.,” on December 14, 2012, as a wholly-owned subsidiary of Motricity, Inc. (“Motricity”), a Delaware corporation, and changed its name to “Voltari Corporation” on January 16, 2013. On April 9, 2013, pursuant to the consummation of the Reorganization (as defined below), Motricity became a wholly-owned subsidiary of Voltari. On July 30, 2013, Motricity changed its name to Voltari Operating Corp.

On April 9, 2013, Motricity and Voltari consummated a transaction intended to protect the long-term value of Motricity’s NOLs, referred to herein as the “Reorganization,” pursuant to an agreement and plan of reorganization by and among Motricity, Voltari and Voltari Merger Sub, Inc. The agreement and plan of reorganization and the transactions contemplated thereby were approved and adopted by Motricity’s stockholders on April 9, 2013. Upon completion of the Reorganization, Motricity became our wholly-owned subsidiary, and we replaced Motricity as the publicly held corporation. Further, our common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), we are the successor issuer to Motricity. As of April 10, 2013, shares of our common stock commenced trading on NASDAQ under the symbol “VLTC.”

On April 9, 2013, Motricity’s stockholders also approved an amendment to our certificate of incorporation to effect a one-for-ten reverse stock split of the outstanding shares of our common stock after the Reorganization, provided that our board of directors (the "Board") determined that the reverse stock split was appropriate in order to regain compliance with the listing requirements of NASDAQ. Our board made the determination that the reverse stock split was appropriate on April 15, 2013, and the reverse stock split became effective on April 23, 2013. Trading on NASDAQ of our common stock reflecting the one-for-ten reverse stock split commenced on April 24, 2013. We regained compliance with NASDAQ’s listing requirements on May 7, 2013 when the closing price of our common stock on NASDAQ was above $1.00 for ten consecutive trading days.

Our operations are predominantly based in the U.S., with international operations in Canada and the UK. As discussed in greater detail below, we exited most of our non-U.S. carrier business in 2012, exited our U.S. carrier business in June 2013, and commenced negotiations for the sale of our messaging business in the U.S. and Canada in the fourth quarter of 2013. All of the operations related to our carrier business (other than our continuing business in the UK) and our messaging business in the U.S.

Voltari Corporation
Notes to Consolidated Financial Statements

and Canada are reported as discontinued operations in our audited financial statements as of and for the years ended December 31, 2013 and 2012.

In the first quarter of 2012, we decided to exit our business in India and the Asia Pacific region. This decision was based on the resources and cost associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business. Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of our subsidiaries, we decided to divest our subsidiaries located in France and the Netherlands. We completed the divestitures of our France and Netherlands subsidiaries in May 2012. The costs associated with the divestitures of these subsidiaries were minimal.

All of the operations related to India, the Asia Pacific region, our France subsidiary, and our Netherlands subsidiary are reported as discontinued operations for all periods presented. See Note 4 - Discontinued Operations.

On February 28, 2012, we amended our term loan from High River Limited Partnership ("High River") to, among other things, extend its maturity date to August 28, 2013. On May 10, 2012, we further amended the term loan by adding a $5.0 million revolving credit facility from High River. No amounts were drawn under the revolving credit facility and it was terminated upon the closing of the rights offering on October 11, 2012, as discussed below. We repaid the term loan on August 19, 2013 using cash on hand. High River is beneficially owned by Carl C. Icahn, who, as of March 24, 2014, beneficially owns approximately 30.3% of the Company's outstanding shares of common stock, controls approximately 14.4% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Mr. Brett M. Icahn, a director of the Company, is the son of Mr. Carl C. Icahn, and Mr. Hunter C. Gary, a director of the Company, is married to Mr. Carl C. Icahn's wife's daughter. The term loan, as amended, was approved by a committee comprised of disinterested directors of our Board.

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of our common stock at the close of business on July 23, 2012 one transferable subscription right for every one share of common stock owned as of that date. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for units consisting of shares of our 13% Series J preferred stock and warrants to purchase common stock, at a subscription price of $6.50 per unit. The rights offering was fully subscribed and we received approximately $27.8 million in net proceeds upon the closing of the rights offering on October 11, 2012. This contributed to our ability to repay the term loan. We intend to continue to use the net proceeds from this rights offering for general corporate and working capital purposes, which may include any acquisitions we may pursue.

Recent Developments. On December 17, 2012, our largest customer, AT&T, provided us with notice that it would be terminating one of its agreements and all services thereunder, effective June 30, 2013, pursuant to its right to termination for convenience thereunder. On April 25, 2013, AT&T exercised its right to terminate its other material contract with us, also effective June 30, 2013. On June 4, 2013, the Verizon Portal Agreement, by and between Motricity and Verizon Sourcing LLC (“Verizon”) was amended by a Transition Agreement (the “Transition Agreement”) among Motricity, Opalhaven Corporation (“Opalhaven”) and Verizon. Under the Transition Agreement: (a) all of Motricity’s rights, title and interest in and to the Verizon Portal Agreement were assigned to Opalhaven on June 30, 2013 (the “Transition Date”) in consideration of Opalhaven’s assumption of all of the obligations, duties, responsibilities and undertakings of Motricity under the Verizon Portal Agreement and (b) Verizon waived all claims against Motricity arising under the Verizon Portal Agreement after the Transition Date.

The revenue generated from our agreements with AT&T and Verizon contributed positively to our operating cash flows for the years ended December 31, 2013 and 2012.

As a result of the termination of our agreements with AT&T and the Transition Agreement, we exited our U.S. carrier business on June 30, 2013. All of the operations related to our carrier business (other than our continuing business in the UK) are reported as discontinued operations for all periods presented. See Note 4 - Discontinued Operations.

On October 31, 2013, we completed the sale of our Gen5 business to a third party. Additionally, during the fourth quarter of 2013, in order to better align with our overall strategic direction, which includes enhanced focus on our digital media and advertising business and new predictive analytics service offerings, we commenced negotiations for the sale of our messaging business in the U.S. and Canada. All of the operations related to Gen5 and the messaging business in the U.S. and Canada are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities related to our U.S. and Canadian messaging business are reported as assets and liabilities held for sale on the consolidated balance sheets at December 31, 2013 and 2012. See Note 4 - Discontinued Operations.

Voltari Corporation
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

On April 23, 2013, the Company effected a one-for-ten reverse stock split of its common stock. As a result, the number of shares of our common stock outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. In addition, the exercise price and the number of common shares issuable under our share-based compensation plans and upon exercise of our outstanding warrants to purchase common stock, as well as the issued and outstanding share capital have been correspondingly adjusted to reflect the reverse stock split. See Note 1 - Organization for more information.

Reclassifications
We exited most of our non-U.S. carrier business in 2012 and exited our U.S. carrier business in June 2013. During the fourth quarter of 2013, we completed the sale of our Gen5 business and commenced negotiations for the sale of our messaging business in the U.S. and Canada. All of the operations related to our carrier business (other than our continuing business in the UK), Gen5 and messaging business in the U.S. and Canada are reported as discontinued operations in our consolidated financial statements as of and for the years ended December 31, 2013 and 2012. Additionally, the assets and liabilities related to U.S. and Canadian messaging have been classified as held for sale on the consolidated balance sheets as of December 31, 2013 and 2012. See Note 4 - Discontinued Operations for more information.

Use of Estimates
The preparation of consolidated financial statements in conformity with the generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the allowance for doubtful accounts, valuation of deferred tax assets, the recoverability or impairment of goodwill and long-lived assets, including property and equipment and intangible assets, stock-based compensation, litigation and other loss contingencies. Actual results could differ from those estimates.

Revenue Recognition
We derive our revenues from contracts which include individual or varying combinations of our managed services and often include professional service fees to customize and implement the specific software platform solutions required by the customer. We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectibility of the fee is reasonably assured. Certain of our arrangements include customer acceptance clauses or penalties for late delivery which we assess to determine whether revenue can be recognized ahead of the acceptance or delivery. The timing of revenue recognition in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations.

Our advertising revenues are derived principally from the sale of online advertisements. The duration of our advertising contracts has ranged from 1 week to 3 months, with an average of approximately 1 month. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in web pages) are delivered, or as “clicks” (which are generated each time users on our websites click through our text-based advertisements to an advertiser's designated website) are provided to advertisers.

Our UK carrier customer contract primarily consists of a fixed monthly managed service fee to host the software platform solution. Certain arrangements also include minimum monthly fee provisions, monthly fees for providing additional managed services required by the customer and/or service level requirements related to the hosted solutions which often entail financial penalties for non-compliance. We account for the managed services revenue on a monthly basis as earned. Our UK carrier contract does not include the right to self-host.

Cash and Cash Equivalents

Voltari Corporation
Notes to Consolidated Financial Statements

We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash and cash equivalents. At December 31, 2013 and 2012, we had cash and cash equivalents held in foreign bank accounts of $1.2 million and $2.2 million, respectively.

Restricted Short-Term Investments
Restricted short-term investments at December 31, 2012 are comprised of cash set aside to secure certain leases.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the consolidated balance sheets. Accounts receivable consist of amounts billed and currently due from customers and revenues earned but not yet billed. We evaluate the collectibility of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures which incorporate historical write-offs and current economic conditions. Although, in circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded to reduce the related accounts receivable to an amount we believe is collectible. Delinquent accounts are written off when they are determined to be uncollectible.

Long-Lived Assets
Long-lived assets include assets such as property and equipment and intangible assets, other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected net undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. For the year ended December 31, 2012, we determined that certain fixed and intangible assets were impaired and recorded impairment charges of $4.5 million, of which $3.5 million is included in continuing operations. See Note 5 - Goodwill and Intangible Assets and Note 6 - Impairment Charges for more information.

Property and equipment are recorded at historical cost less accumulated depreciation, unless impaired. Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line method or a variable method reflecting the pattern in which the economic benefits are anticipated to be utilized. Upon retirement or sale, the historical cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Expenditures for repairs and maintenance are charged to expense as incurred.

All costs related to the development of internal-use software other than those incurred during the application development stage are expensed, including costs for minor upgrades and enhancements when there is no reasonable cost-effective way to separate these costs from maintenance activities. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, which is generally three years.

Identifiable intangible assets are recorded at cost or, when acquired as part of a business acquisition, estimated fair value. The recorded amount is amortized to expense over the estimated useful life of the asset using the straight-line method or a variable method reflecting the pattern in which the economic benefits are anticipated to be realized. At each balance sheet date, the unamortized costs for all intangible assets are reviewed by management and reduced to net realizable value when necessary.

Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. We test goodwill for impairment in the fourth quarter of each year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable. In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit to its carrying value, including goodwill. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the

Voltari Corporation
Notes to Consolidated Financial Statements

carrying value of the goodwill in the reporting unit to its implied fair value. If the implied fair value of goodwill is less than the carrying amount of that goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference. For the year ended December 31, 2012, we determined that our goodwill was impaired and recorded an impairment charge of $23.0 million, all of which is included in discontinued operations. See Note 5 - Goodwill and Intangible Assets and Note 6 - Impairment Charges for more information, including a discussion of the methodologies used in determining the estimated fair value of our reporting unit. No impairment of goodwill had been identified during the year ended December 31, 2013 based on the results of our annual impairment test.

Lease Termination
Effective June 20, 2012, we entered into a lease termination agreement with the landlord for our former corporate headquarters located in Bellevue, Washington. We surrendered 1/3 of our leased office space on December 31, 2012 and the remaining 2/3 of leased office space on January 31, 2013. We accelerated the depreciable period of our leasehold improvements and other office equipment to correspond with the lease termination dates. During 2012, we signed a lease agreement for new office space located in Bellevue, Washington and relocated to those premises in December 2012. In August 2013, we signed a termination agreement for our Bellevue, Washington office and relocated our corporate headquarters to our existing office rental space in New York City.

Comprehensive Loss
Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity. Effective the first quarter of 2012, we elected to present comprehensive loss in two consecutive statements. Accumulated other comprehensive income consists of foreign currency translation adjustments.

Advertising Costs
The costs of advertising are either expensed as incurred or fully expensed the first time the advertising takes place. Total advertising expenses for the years ended December 31, 2013 and 2012 were $0.1 million and $0.2 million, respectively.

Software Development Costs
Our software development expenses consist primarily of salaries and fees paid to outside vendors. Costs incurred in connection with research activities are charged to operating expenses as incurred and are included within product development and sustainment, excluding depreciation, in the consolidated statements of operations. Research and development expenses for the years ended December 31, 2013 and 2012 were $1.4 million and $1.5 million, respectively.

Effective January 1, 2013, we began capitalizing certain software development costs associated with our Voltari-Connect platform and other software system projects, which include the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. Costs associated with preliminary project stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred. We capitalize software development costs when application development begins, it is probable that the project will be completed and the software will be used as intended. These capitalized costs are included within Property and equipment, net, on our condensed consolidated balance sheets and amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. We capitalized software development costs of $3.5 million during the year ended December 31, 2013, which includes $2.2 million of internal payroll costs associated with our Voltari-Connect platform. We did not capitalize any software development costs in 2012.

Stock-Based Compensation
We measure and recognize stock-based compensation expense using a fair value-based method for all share-based awards made to employees and nonemployee directors, including grants of stock options and other stock-based awards. We estimate the fair value of share-based awards, including stock options, using the Black-Scholes option-pricing model for awards with service-based conditions and the Monte Carlo Simulation pricing model for option awards with market-based conditions. The application of this standard requires significant judgment and the use of estimates, particularly with regards to assumptions such as stock price volatility, expected option lives and risk-free interest rate, all of which are utilized to value equity-based compensation. We recognize stock compensation expense, net of estimated forfeitures, using a straight line method over the requisite service period of the individual grants, which generally equals the vesting period.

Voltari Corporation
Notes to Consolidated Financial Statements

Income Taxes
We utilize the balance sheet method of accounting for income taxes. Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax rules combined with the number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

We follow the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance defines the level of assurance that a tax position must meet in order to be recognized in the financial statements and also provides for de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The guidance utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. Step two, measurement, is based on the largest amount of benefit which is more likely than not to be realized on effective settlement.

Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Our net loss attributable to common stockholders was not allocated to preferred stock using the two-class method, as the preferred stock does not have a contractual obligation to share in the net loss attributable to common stockholders.

Our potentially dilutive shares, which include outstanding common stock options, restricted stock, redeemable preferred stock and common stock warrants, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. See Note 13 - Net Loss Per Share Attributable to Common Stockholders.

Operating Segment
The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. We currently operate and manage our business as a single segment. Our CODM allocates resources and assesses performance of the business at the consolidated level. Our CODM reviews revenue by customer and by type of service to understand and evaluate revenue trends. We have one business activity, and there are no segment managers who are held accountable for operations, operating results or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single operating and reportable segment structure.

We generated approximately 78% and 72% of our total revenue from continuing operations in the U.S. during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the majority of our long-lived assets were located in the U.S.

Revenues from our continuing operations consist of our advertising business and our wireless carrier contract in the UK. We generated revenues of $8.8 million and $4.8 million from our advertising business during the years ended December 31, 2013 and 2012, respectively. We generated revenues of $1.5 million and $1.8 million from our UK wireless carrier contract during the years ended December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments
As of December 31, 2013 and 2012, we had cash and cash equivalents of $25.2 million and $50.9 million, respectively. As of December 31, 2012, we had restricted short-term investments of $0.4 million. Restricted short-term investments were evaluated

Voltari Corporation
Notes to Consolidated Financial Statements

using quoted market prices (Level 1) to determine their fair value. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to their short maturities.

There were no transfers between levels in the fair value hierarchy during the years ended December 31, 2013 or 2012.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.
At December 31, 2013, three customers comprised 12%, 10% and 10%, respectively, of invoiced accounts receivable. There were no significant concentrations of invoiced accounts receivable at December 31, 2012.

The following table outlines our revenue concentration by customer:

	CB&S Advertising Agency, Inc.	Virgin Media Limited
Year ended December 31, 2013	25%	15%
Year ended December 31, 2012	12%	27%

Foreign Currency
The functional currencies of our international subsidiaries are the local currencies. We translate the financial statements of our international subsidiaries to U.S. dollars using end-of-period exchange rates for assets and liabilities and average currency exchange rates for revenues and expenses. Translation adjustments resulting from this process are included in Other comprehensive income (loss) and are reflected as a separate component of stockholders’ equity. Realized and unrealized transaction gains and losses are included in Other income (expense), net in the period in which they occur, except on intercompany balances considered to be long-term, and have not been significant for any periods presented. Transaction gains and losses on intercompany balances considered to be long-term are recorded in Other comprehensive income (loss).

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring that unrecognized tax benefits be presented as a reduction to a deferred tax asset rather than as liabilities for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, to the extent such deferred tax assets are available under the tax law to offset additional taxes resulting from disallowance of a tax position. This standard is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. We will adopt this accounting standards update on January 1, 2014 and adoption is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. We adopted this accounting standards update on January 1, 2013 which did not have a material effect on our consolidated financial statements.

3. Property and Equipment, net

Information related to our major categories of our property and equipment, net, is as follows (dollars in thousands):

	Useful Life	As of December 31,
	(in years)	2013	2012
Capitalized software	3	$49,498	$46,030
Computer software and equipment	3-5	24,357	26,675
Leasehold improvements	4-10	5,569	7,065
Equipment, furniture and fixtures	7	1,474	1,404
Total property and equipment		80,898	81,174
Less: Accumulated depreciation and amortization		(44,002)	(43,458)
Less: Accumulated impairments		(31,081)	(31,081)
Property and equipment, net		$5,815	$6,635

There was no capitalized interest associated with property and equipment for the years ended December 31, 2013 and 2012. Depreciation expense from continuing operations was $3.1 million and $3.0 million for the years ended December 31, 2013 and 2012, respectively.

4. Discontinued Operations

International Carrier Operations
In 2011, several agreements pursuant to which we provided mobile data and related services to a customer in Indonesia were terminated. In connection with this termination, we re-evaluated our international carrier business. As part of this process, we decided to exit our business in India and the Asia Pacific region based on the resources and costs associated with these operations, the intensified competition in the region and our decision to streamline our operations and focus on our mobile marketing and advertising and enterprise business. In connection with this exit, we terminated all of our employees and closed our offices in Singapore, Malaysia, Indonesia, and India and our data center in India and incurred other costs associated with legal, accounting and tax support. We have substantially liquidated all assets and liabilities associated with our subsidiaries in India and the Asia Pacific region.

Additionally, as a part of our new strategic path and a reduction in the actual and anticipated performance of certain subsidiaries, we sold our subsidiaries located in France and the Netherlands. The costs associated with the sale of these subsidiaries were minimal, and we recorded a net loss on sale of subsidiaries of $0.4 million during the year ended December 31, 2012.

Operations related to India, the Asia Pacific region, our France subsidiary and our Netherlands subsidiary are reported as discontinued operations in the consolidated financial statements.

U.S. Carrier Operations
In December 2012, AT&T gave notice that it was terminating a revenue generating agreement that was material to the Company, and in April 2013, AT&T exercised its right to terminate its other material contract with us, both of which were effective on June 30, 2013. Thereafter, in June 2013, we elected to assign all of our rights and interests under our Verizon Portal Agreement to Opalhaven, also effective June 30, 2013. In light of these events, we decided to wind down our U.S. carrier operations and increase our focus on our mobile media business. Accordingly, all operations related to our U.S. carrier business are reported as discontinued operations in the consolidated financial statements for all periods presented.

Gen5 and Messaging Operations
On October 31, 2013, we completed the sale of our Gen5 business to a third party. We recorded a net loss on the sale of this business of approximately $0.5 million during the year ended December 31, 2013. Additionally, during the fourth quarter of 2013, in order to better align with our overall strategic direction, we commenced negotiations for the sale of our messaging business in the U.S. and Canada. Accordingly, all operations related to Gen5 and the messaging business in the U.S. and Canada are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities related to our U.S. and Canadian Messaging business are reported as assets and liabilities held for sale on the consolidated balance sheets at December 31, 2013 and 2012.

Discontinued operations on the consolidated statement of operations for the year ended December 31, 2013 is as follows (in thousands):

	Year Ended December 31, 2013
	International Carrier	U.S. Carrier	U.S. Messaging	Canadian Messaging & Gen5	Total
Revenue	$—	$28,759	$922	$3,665	$33,346
Operating income (loss)	—	15,245	(511)	(444)	14,290
Loss on sale of Gen5	—	—	—	(470)	(470)
Other income	—	—	510	399	909
Pre-tax income (loss)	—	15,245	(1)	(515)	14,729
Provision for income taxes	692	—	—	—	692
Net income (loss) from discontinued operations	$(692)	$15,245	$(1)	$(515)	$14,037

Discontinued operations on the consolidated statement of operations for the year ended December 31, 2012 is as follows (in thousands):

	Year Ended December 31, 2012
	International Carrier	U.S. Carrier	U.S. Messaging	Canadian Messaging & Gen5	Total
Revenue	$1,493	$73,865	$4,255	$5,355	$84,968
Operating income (loss)	(4,786)	11,883	(3,698)	(1,289)	2,110
Loss on disposal of assets and liabilities	(876)	—	—	—	(876)
Loss on sale of subsidiary	(375)	—	—	—	(375)
Loss on realization of cumulative translation adjustment	(630)	—	—	—	(630)
Pre-tax income (loss)	(6,667)	11,883	(3,698)	(1,289)	229
Benefit for income taxes	(221)	—	—	—	(221)
Net income (loss) from discontinued operations	$(6,446)	$11,883	$(3,698)	$(1,289)	$450

As of December 31, 2013 and 2012, assets and liabilities related to our messaging business in the U.S. and Canada were classified as held for sale on our consolidated balance sheets and consisted of the following (in thousands):

	December 31, 2013	December 31, 2012

Assets:
Cash and cash equivalents	$450	$589
Accounts receivable, net of allowance for doubtful accounts of $49 and $158, respectively	928	2,249
Prepaid expenses and other current assets	20	193
Property and equipment, net	2	21
Intangible assets, net	199	641
Other assets	23	25
Total assets	$1,622	$3,718
Liabilities:
Accounts payable and accrued expenses	207	1,300
Accrued compensation	108	538
Deferred revenue	—	814
Other current liabilities	236	211
Total liabilities	$551	$2,863

As of December 31, 2012, assets and liabilities associated with discontinued operations of our U.S. carrier business have been included in the following line items on our consolidated balance sheet (in thousands):

December 31, 2012

Assets:
Accounts receivable, net of allowance for doubtful accounts	$9,698
Liabilities:
Accounts payable and accrued expenses	1,868
Accrued compensation	1,301
Deferred revenue	851
There were no assets or liabilities associated with discontinued operations of our U.S. carrier business included on our consolidated balance sheet as of December 31, 2013.

5. Goodwill and Intangible Assets

The changes in the carrying amount of our goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

Goodwill balance as of December 31, 2011	$25,208
Impairment of goodwill	(22,951)
Effect of foreign currency translation	159
Goodwill balance as of December 31, 2012	2,416
Effect of foreign currency translation	—
Goodwill balance as of December 31, 2013	$2,416

Voltari Corporation
Notes to Consolidated Financial Statements

During the first quarter of 2012, we decided to sell our subsidiaries located in the Netherlands and France.  We allocated goodwill to each of these subsidiaries based on relative fair value of net assets.  We completed the sales of our Netherlands and France subsidiaries in May 2012 and used the sale price to calculate the relative fair value in order to determine the allocation of goodwill.

In the fourth quarter of 2012, we performed our annual impairment testing and determined our goodwill was further impaired, primarily due to anticipated reduction in the performance of our carrier business, primarily as a result of AT&T's recent decision to terminate the AT&T Agreement (and all services thereunder) effective June 30, 2013, as well as a sustained decline in our stock price resulting in a market capitalization below the book value of our net assets. Our impairment charge associated with goodwill for the year ended December 31, 2012 was $23.0 million, all of which is included in discontinued operations. See Note 6 - Impairment Charges for more information.

No impairment of goodwill was identified during the year ended December 31, 2013 based on the results of our annual impairment test.

A portion of our goodwill balance is denominated in Canadian dollars. The effect of foreign currency translation on our goodwill balance for the year ended December 31, 2012 was $0.2 million, as the result of the change in the value of the U.S. dollar and the value of the Canadian dollar during these periods. As of December 31, 2013, our entire goodwill balance is denominated in U.S. dollars.

Intangible Assets
The following tables provide information regarding our intangible assets, net for the periods presented (dollars in thousands):

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$14,228	$(14,054)	$174	1.2
Technology	8,693	(5,902)	2,791	4.0
Total	22,921	(19,956)	2,965
Less: Held for Sale	1,220	(1,021)	199
Total intangible assets, net	$21,701	$(18,935)	$2,766

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$15,087	$(13,733)	$(585)	$769	1.8
Technology	8,693	(1,633)	(3,617)	3,443	4.9
Trade name	120	(70)	—	50	1.3
Total	23,900	(15,436)	(4,202)	4,262
Less: Held for Sale	2,198	(880)	(677)	641
Total intangible assets, net	$21,702	$(14,556)	$(3,525)	$3,621

Intangible assets include assets capitalized as a result of our acquisitions. Amortization expense included in continuing operations for the years ended December 31, 2013 and 2012 was $0.7 million and $1.1 million, respectively. Based on the results of our impairment testing conducted in 2012, we recognized impairment charges related to certain of our intangible assets. Our

Voltari Corporation
Notes to Consolidated Financial Statements

continuing operations include impairment charges of $3.5 million for the year ended December 31, 2012. See Note 6 - Impairment Charges for more information.

As of December 31, 2013, estimated annual amortization expenses for definite-lived intangible assets for each of the five succeeding years are as follows (in thousands):

2014	$820
2015	852
2016	641
2017	545
2018	108

6. Impairment Charges

Based upon a combination of factors and developments, including notice from AT&T in December 2012 that they would be terminating the AT&T Agreement with us effective June 30, 2013, as well as a sustained decline in our stock price for a period of several months resulting in a market capitalization below the book value of our net assets, we had strong indications that our goodwill was likely impaired in December 2012. As a result, in addition to the annual goodwill impairment testing that takes place in the fourth quarter, we concluded that these factors and developments were deemed “triggering” events requiring an impairment analysis of our long-lived assets as well. Accordingly, we conducted our annual impairment testing of goodwill and long-lived assets in December 2012, the results of which are described in greater detail below.
Long-Lived Assets Impairment Test
We reviewed the guidance for long-lived assets which states that “for purposes of recognition and measurement of an impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of the assets and liabilities.” Based on this, we identified two asset groups for the purposes of our impairment loss measurement.

In performing the long-lived assets impairment test, we first determined the carrying value of the asset groups, reviewed the assets held in each of the two asset groups, excluding goodwill, and identified the primary asset of each asset group. Goodwill was not included because all of the asset groups were defined at a level below the goodwill reporting unit level. As of the December 31, 2012 impairment test date, none of the asset groups met all of the criteria necessary to be classified as held for sale. As a result, all asset groups subject to impairment testing were classified as held and used. In the first step of our impairment test, we determined the fair value of each asset group by utilizing projections of undiscounted cash flows based on our existing plans for the assets. Pursuant to the guidance, an impairment loss is indicated for a long-lived asset (group) that is held and used if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value.

Our analysis indicated that for each of the two asset groups, the results of the undiscounted cash flows were less than the carrying value of the asset group. In order to measure the potential impairment, we developed market participant projected cash flows associated with each asset group, discounted to the present value to reflect the fair value of the asset group. This resulted in impairment of the assets within each asset group, recognized as the difference between the fair value and the carrying value of the asset group. For the asset group for which the discounted cash flows were less than the carrying value, we recognized impairment charges in 2012 of $0.3 million associated with capitalized software, included in Property and equipment, net, and $4.2 million associated with other intangible assets, included in Intangible assets, net. See table below for amounts relating to continuing and discontinued operations.

Goodwill Impairment Test

Fiscal 2013
The annual goodwill impairment test is a two-step process. First, we determine if the carrying value exceeds the fair value of the reporting unit. Fair value is calculated by a combination of a discounted cash flow model, a market approach model, and a market approach based on an option-pricing backsolve method. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the

Voltari Corporation
Notes to Consolidated Financial Statements

impairment loss, if any. In the second step, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.

The discounted cash flow analysis requires us to make various judgments, estimates and assumptions, many of which are interdependent, about future revenues, operating margins, growth rates, capital expenditures, working capital and discount rates. The starting point for the assumptions used in our discounted cash flow analysis is the annual long-range financial forecast. The annual planning process that we undertake to prepare the long-range financial forecast takes into consideration a multitude of factors, including historical growth rates and operating performance, related industry trends, macroeconomic conditions, and marketplace data, among others. Assumptions are also made for perpetual growth rates for periods beyond the long-range financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control.

The market approach analysis includes applying a multiple, based on comparable market transactions, to certain operating metrics of the reporting unit.

We used the Option-Pricing Method backsolve ("OPM backsolve") to calculate the fair value of our equity, including preferred stock. The OPM backsolve method derives the implied equity value for the reporting unit from arm’s length transactions in the Company’s common stock. We used assumptions including exercise price, risk-free rate, expected term of liquidity, volatility, dividend yield and solved for the value of equity such that the publicly quoted common stock price is equal to the OPM backsolve value. The OPM treats preferred stock, common stock, options, and warrants as series of call options on the total equity value of a company, with the exercise price based on the liquidation preference of the preferred stock. Therefore, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preference at the time of a liquidity event such as a merger, sale, or initial public offering, assuming the company has funds available to make a liquidation preference meaningful and collectible by the stockholders. The OPM uses the Black-Scholes option-pricing model to price the call options.

The results of our annual impairment test performed in the fourth quarter of 2013 indicated that the fair value of our reporting unit exceeded its carrying amount by 33.5% and therefore our goodwill was not impaired.

Fiscal 2012
After completion of the long-lived assets impairment test, we conducted our goodwill impairment analysis at the level of the reporting unit. It was determined that we have one reporting unit for purposes of evaluating goodwill for impairment and the impairment test was thus performed using our consolidated operations.

In performing the goodwill impairment test, we compared the implied fair value of goodwill to its carrying value by performing a business combination fair value analysis according to the guidance for business combinations, where the fair value of the reporting unit or company is the purchase price for the reporting unit or the company. In estimating the purchase price, we utilized the discounted cash flow method of the income approach. We also considered our market capitalization based on our stock price and the indicated value based on market transactions of comparable companies. We then used a hypothetical purchase price allocation to allocate a portion of the estimated purchase price to goodwill.

As a result of our impairment testing performed as of December 31, 2012, we recorded a $23.0 million impairment charge relating to goodwill in the fourth quarter of 2012. The entire amount relates to and is included in discontinued operations.

The following table outlines our impairment charges for 2012:

Voltari Corporation
Notes to Consolidated Financial Statements

	Year ended December 31, 2012
	Continuing Operations	Discontinued Operations	Total
Goodwill	$—	$22,951	$22,951
Intangible assets	3,525	677	4,202
Property and equipment	—	259	259
Total impairment charges	$3,525	$23,887	$27,412

Impairment charges related to continuing operations are recognized in Impairment charges on the consolidated statements of operations.

7. Restructuring

During the first quarter of 2012, as a part of the overall realignment of our strategic path, our exit from India and the Asia Pacific region and our decision to sell our France and Netherlands subsidiaries, we initiated a restructuring plan. As a result of this restructuring plan, we implemented a reduction in force and incurred costs primarily related to involuntary termination benefits. A portion of the restructuring charges related to this action are included in discontinued operations. For the year ended December 31, 2012, $1.5 million is included in Restructuring on the consolidated statements of operations for charges incurred in the U.S. We have not incurred any restructuring charges subsequent to June 30, 2012. As of December 31, 2012, all restructuring charges committed to were paid.

The following table reconciles restructuring charges related to continuing operations with the associated liabilities (in thousands):

Involuntary Termination Benefits
Balance as of December 31, 2011	873
Restructuring charges	1,496
Utilization	(2,369)
Balance as of December 31, 2012	$—

8. Debt Facilities

We entered into a $20 million term loan with High River on September 16, 2011, and subsequently amended the terms on November 14, 2011 and on February 28, 2012. The term loan accrued interest at 9% per year, which was paid-in-kind quarterly through capitalizing interest and adding it to the principal balance. We repaid the term loan in full, approximately $23.8 million in principal and accrued interest, on August 19, 2013. See Note 15 - Related Party Transactions for further information.

9. Commitments and Contingencies

Operating Leases
We lease office space and equipment under various non-cancellable operating lease agreements. Rent expense for non-cancellable operating leases with scheduled rent increases and landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. Our leasing agreements have varying renewal options.

Significant terms of operating lease agreements are as follows:

•	We lease approximately 13,170 square feet in Seattle, Washington to house a data center. The initial lease term expires on August 31, 2014, and there are two extension periods of 3 to 5 years each.
•	We lease 7,785 square feet in New York, New York. The lease expires on November 30, 2018.

Voltari Corporation
Notes to Consolidated Financial Statements

•
We lease various sales and regional offices throughout the U.S., Canada and the UK. These leases are all operating leases and generally have annual commitment terms with the option to extend either on an annual or month-to-month basis.

Estimated future minimum net rentals payable under these agreements at December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	1,182
2015	395
2016	396
2017	339
2018	266
Total	$2,578
In the preceding table, future minimum annual net rentals payable under non-cancellable operating leases denominated in foreign currencies have been calculated based upon December 31, 2013 foreign currency exchange rates. The table was prepared assuming the maximum commitments currently outstanding, but such commitments could decrease based on termination negotiations. Minimum net rentals payable under non-cancellable operating lease agreements are presented net of tenant allowances, if any.

Rental expense under operating lease agreements included in continuing operations for the years ended December 31, 2013 and 2012 was $0.7 million and $1.2 million, respectively.

Other Contractual Arrangements
We have entered into several agreements with various vendors who provide additional operational support and services to the Company. The arrangements are primarily of a duration of twelve months or less or cancellable with short-term notice. We have no material contractual arrangements beyond 2014.

Litigation
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 16 - Legal Proceedings for details regarding outstanding litigation.

10. Redeemable Preferred Stock

Upon successful completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and (after giving effect to the one-for-ten reverse stock split) 1,014,982 common stock warrants in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our consolidated balance sheets at December 31, 2013 and 2012.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at December 31, 2013 and 2012 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over

Voltari Corporation
Notes to Consolidated Financial Statements

an anticipated redemption period of 5 years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $5.2 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments made on January 1, 2013, April 1, 2013, July 1, 2013, October 1, 2013, and January 1, 2014. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the consolidated statements of operations.

Our Series J preferred stock has a preference upon dissolution, liquidation or winding up of the Company in respect of assets available for distribution to stockholders. The liquidation preference of the Series J preferred stock is initially $25 per share. If the dividend on the Series J preferred stock is paid in-kind, which has been the case to date, the liquidation preference is adjusted and increased quarterly (i) until October 11, 2017, by an amount equal to 3.5% of the liquidation preference per share, as in effect at such time and (ii) thereafter by an amount equal to 3.5% of the liquidation preference per share, as in effect at such time. The quarterly accretion will continue until the shares are redeemed, or until the Company's affairs are liquidated, dissolved or wound-up.

As of December 31, 2013, our Series J preferred stock has an aggregate redemption value of approximately $35.2 million, including paid-in-kind dividends of $4.1 million and accrued dividends of $1.1 million which are included within Other current liabilities on our consolidated balance sheet. We recorded accretion expense associated with our Series J preferred stock of $0.5 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

11. Stock Options, Restricted Stock and Warrants

Overview
Our Board of Directors approved the 2010 Long-Term Incentive Plan (“2010 LTIP”) as Amended and Restated on October 28, 2011. We may grant equity awards up to an aggregate of 636,562 shares under the 2010 LTIP. Awards granted under the 2010 LTIP may include incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock and other stock-based or cash-based awards. Option terms may not exceed 10 years and the exercise price cannot be less than 100% of the estimated fair market value per share of our common stock on the grant date. Any shares awarded or issued pursuant to the exercise of stock options or vesting of restricted stock units will be authorized and unissued shares of our common stock. The maximum number of shares subject to any performance award granted to any participant during any fiscal year shall be 26,666 shares. The maximum cash payment made under a performance award granted to any participant with respect to any fiscal year shall be $5.4 million.

All shares, stock options, restricted stock, restricted stock awards, restricted stock units and warrants have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.

Stock Options
Stock-based compensation expense associated with stock options for the years ended December 31, 2013 and 2012 was $0.1 million and $0.5 million, respectively, and was included in datacenter and network operations, product development and sustainment, sales and marketing, general and administrative expenses and restructuring on our consolidated statements of operations.

As of December 31, 2013, there was $0.1 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, related to unvested options that are expected to be recognized over a weighted-average period of 2.26 years.

The following table summarizes all stock option activity for the year ended December 31, 2013:

Stock Options	Shares	Weighted-Average Exercise Price Per Share	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	286,659	$27.40	7.72	$—
Granted	51,500	4.54
Forfeited	(204,224)	15.15
Expired	(26,605)	116.61
Outstanding, December 31, 2013	107,330	$17.58	5.22	$—

Exercisable at December 31, 2013	16,401	$70.83	3.05	$—
Vested and expected to vest at December 31, 2013	44,396	$34.89	5.08	$—

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2013 and 2012 was $1.46 and $1.41, respectively. There were no options exercised during 2013.

We granted a total of 51,500 stock options to an executive and various employees during 2013. Of this total, 26,500 stock options were granted during the first quarter of 2013 and 25,000 stock options were granted in November 2013. The stock option awards will vest based upon a combination of employee service and the achievement of certain specified market conditions as follows: (i) twenty-five percent (25%) of the shares subject to the option will vest in four (4) equal tranches on each anniversary of the vesting commencement date (i.e., 6.25%); and (ii) the remaining seventy-five percent (75%) of the shares subject to the option will vest on the third (3rd) anniversary of the applicable vesting commencement date, subject to the achievement of the following performance targets: thirty three percent (33%) of seventy-five percent (75%) of the shares of our common stock subject to the option must achieve a target price of $8.00; thirty-three percent (33%) of seventy-five percent (75%) of the shares of our common stock subject to the option must achieve a target price of $16.00; and (iii) thirty-three percent (33%) of seventy-five percent (75%) of the shares of our common stock subject to the option must achieve a target price of $24.00. The target price of our common stock will be determined based upon the average of the closing prices of our shares of common stock on a nationally recognized securities exchange over a ninety (90) day period and if the shares are not so listed, the fair market value will be determined by our board of directors. We utilized the Black-Scholes model to determine the fair value of the 25% of the shares which will vest on each anniversary of the vesting commencement date and utilized the Monte Carlo Simulation model to value the remaining 75% of the shares subject to the option which will vest based upon the achievement of specified stock price performance targets.

In determining the compensation cost of stock options awards, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for awards with service-based conditions and the Monte Carlo Simulation pricing model for awards with market-based conditions. The assumptions used in these calculations are summarized as follows:

Year ended December 31,
	2013	2012
Expected term	3.9 - 5 years	2.5 - 5 years
Expected volatility	58.7% - 75%	50% - 79%
Range of risk-free interest rates	0.7% - 1.3%	0.7% - 1.9%
Expected dividend yield	—%	—%

We estimate the expected term based on the historical exercise behavior of our employees. We calculate expected volatility for stock options using historical volatility for a peer group of companies together with the closing prices of our publicly-traded stock. The risk-free interest rate for the expected terms of the stock options is based on the U.S. Treasury constant maturities in effect at the time of grant. We have not paid and do not expect to pay dividends on our common stock. Consequently, we use an expected dividend yield of zero.

Nathan Fong, our former Chief Financial Officer and Chief Operating Officer, resigned in April 2013. All of Mr. Fong's unvested stock options were canceled upon his termination, resulting in the forfeiture of 46,000 unvested stock options. Richard Stalzer, our former Chief Executive Officer, resigned in December 2013, resulting in the forfeiture of 43,125 unvested stock options.

Restricted Stock Awards and Restricted Stock Units
Stock-based compensation expense associated with restricted stock awards and restricted stock units for the years ended December 31, 2013 and 2012 was $0.3 million and $2.1 million, respectively, and is included in datacenter and network operations, product development and sustainment, sales and marketing and general and administrative expenses.

As of December 31, 2013, there was approximately $0.2 million of unamortized stock-based compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 0.61 years. The total fair value of restricted stock awards and restricted stock units vested during the years ended December 31, 2013 and 2012 was $0.3 million and $0.2 million, respectively.

Restricted Stock Awards
The following table summarizes all restricted stock award activity for the year ended December 31, 2013:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	55,939	$5.82
Granted	42,515	5.88
Vested	(55,821)	5.41
Forfeited	—	—
Unvested at December 31, 2013	42,633	$6.42

Restricted stock awards have voting and dividend rights upon grant and are then considered outstanding. When the restricted stock award is vested, it is then included in weighted-average common shares outstanding. These rights are forfeited should the stock not vest. Restricted stock awards generally vest on a quarterly basis over a four year service period for employees and a one year service period for non-employee directors.

In August 2013, we granted a total of 42,515 restricted stock awards to our non-employee directors in connection with their service to the Company. These restricted stock awards will vest on August 12, 2014.

Restricted Stock Units
The following table summarizes all restricted stock unit activity for the year ended December 31, 2013:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	3,315	$241.40
Granted	—	—
Vested	(67)	159.02
Forfeited	(2,844)	253.11
Unvested at December 31, 2013	404	$241.36

Restricted stock units are not considered outstanding or included in weighted-average common shares outstanding until they are vested. Restricted stock units generally vest every other year over a four year service period.

Warrants
Warrants have been primarily issued in conjunction with financing rounds to investors or other parties and none are held by employees. In conjunction with the IPO, the outstanding redeemable preferred stock warrants were automatically converted into common stock warrants when the underlying series of preferred stock were converted into shares of common stock.

In October 2012, we issued 1,014,982 warrants to purchase common stock at an exercise price of $6.50 per share in connection with the closing of our rights offering. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the common stock warrants was determined to be approximately $1.3 million and is recorded in Additional paid-in capital on our consolidated balance sheet at December 31, 2012.

No common stock warrants were exercised during 2013 or 2012.

The following table summarizes the outstanding warrants to purchase common stock as of December 31, 2013:

Number of Warrants	Exercise Price Per Share	Expiration Date
12,857	$322.50	May 16, 2014
10,726	145.40	September 30, 2014
177,095	145.40	December 28, 2014
1,014,982	6.50	October 11, 2017
1,215,660

12. Income Taxes

The following table presents the domestic and foreign components of pre-tax loss from continuing operations and the income tax provision (in thousands):

	Year Ended December 31,
	2013	2012
Loss from continuing operations before income taxes:
U.S.	$(24,381)	$(34,394)
Foreign	30	(575)
Total	(24,351)	(34,969)

Income tax benefit consisted of the following amounts:
Current:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	—	(268)
State	—	(9)
Foreign	—	—
	—	(277)
Total	$—	$(277)

No tax expense was recorded for the year ended December 31, 2013. We maintain a full valuation allowance against our net deferred tax assets, which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding that there is insufficient evidence to support the realizability of our deferred tax assets.

Significant components of our deferred tax assets and liabilities consist of the following as of December 31 (in thousands):

	Year Ended December 31,
	2013	2012
Domestic net operating loss carryforwards	$119,803	$116,829
Fixed assets	2,463	1,682
Research and development credits	5,165	5,165
Foreign net operating loss carryforwards	3,086	2,656
Domestic capital loss carryforward	1,697	258
Compensation accruals	456	3,265
Deferred revenue	—	20
Amortization of intangible assets	30,324	33,132
Allowance for bad debts	26	64
Severance and restructuring	2	63
Other accruals	5	67
Foreign tax credits	1,248	1,248
Transaction costs	516	559
Deferred tax assets	164,791	165,008
Valuation allowance	(164,791)	(165,008)
Net deferred tax assets	$—	$—

As of December 31, 2013, the Company provided a full valuation allowance against its gross deferred tax assets because realization of these benefits could not be reasonably assured. The $0.2 million decrease in the valuation allowance for the period December 31, 2012 to December 31, 2013 was related to the generation of operating losses during the current year, coupled with the write off of state net operating losses. The deferred tax assets include net assets acquired in business combinations.

We had research and development credit carryforwards of $5.2 million at December 31, 2013, that will begin to expire in 2021.

As of December 31, 2013, the Company had federal and state net operating loss carryforwards of $344.0 million and $43.6 million, respectively. These net operating loss carryforwards begin to expire in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes. The ultimate availability of the federal and state net operating loss carryforwards to offset future income may be subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

No provision for deferred U.S. income taxes has been made for consolidated foreign subsidiaries, because to the extent there are future earnings, we intend to permanently reinvest them in those foreign operations. If such earnings were not permanently reinvested, a deferred tax liability may be required.

The Company has determined that there are no unrecognized tax benefits as of December 31, 2013 and 2012. Historically, the Company has not incurred interest or penalties associated with unrecognized tax benefits and no interest or penalties were recognized during the years ended December 31, 2013 or 2012. The Company has adopted a policy whereby amounts related to interest and penalties associated with unrecognized tax benefits are classified as income tax expense when incurred.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the income tax provision as follows:

	Year Ended December 31,
	2013	2012
United States federal tax at statutory rate	34.0%	34.0%
Change in valuation allowance	(30.9)	(52.1)
State taxes (net of federal tax benefit)	(3.3)	4.4
Provision to return	0.3	(0.2)
Non-deductible expenses and other	(0.2)	(6.3)
Tax attribute limitations	0.1	19.1
Effect of rate change	(0.1)	1.4
Other	—	0.7
Foreign rate differential	—	(0.2)
Effective rate	(0.1)%	0.8%

We did not make any income tax payments related to our continuing operations in 2013 or 2012. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, due to the generation of net operating losses, all tax years for which the Company filed a tax return remain open.

13. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Year Ended December 31,
	2013	2012
Net loss attributable to common stockholders	$(15,060)	$(35,293)
Weighted-average common shares outstanding - basic and diluted (1)	4,650,920	4,605,692
Net loss per share attributable to common stockholders - basic and diluted (1)	$(3.24)	$(7.66)
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.

Basic and diluted net loss per share attributable to common stockholders has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. We calculate potentially dilutive incremental shares issuable using the treasury stock method and the if-converted method, as applicable. The treasury stock method assumes that the proceeds received from the exercise of stock options and warrants, as well as stock option and restricted stock expense yet to be recorded for unvested shares, would be used to repurchase common shares in the market at the average stock price during the period. We have excluded warrants and options to purchase common stock, when the potentially issuable shares covered by these securities are antidilutive. The following table presents the outstanding antidilutive securities excluded from the calculation of net loss per share attributable to common stockholders:

	Year Ended December 31,
	2013	2012
Warrants to purchase common stock (1)	1,215,660	1,215,764
Options to purchase common stock (1)	107,330	286,659
Restricted stock (1)	43,037	59,254
Total securities excluded from net loss per share attributable to common stockholders	1,366,027	1,561,677
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.

14. Defined Contribution Plan

We maintain a defined contribution plan (“401(k) Savings Plan”) for eligible employees. The 401(k) Savings Plan assets are held in trust and invested as directed by the plan participants, and shares of our common stock are not an eligible investment election. We provide a match on a specified portion of eligible employees’ contributions as approved by our board of directors. Historically, we have made matching contributions equal to 50% of the portion of contributions that do not exceed 6% of eligible pay. Our matching contributions, included in General and Administrative expenses, totaled $0.1 million and $0.2 million, in 2013 and 2012, respectively.

15. Related Party Transactions

We repaid the term loan from High River in full on August 19, 2013 (see Note 8 - Debt Facilities for further information). High River is beneficially owned by Carl C. Icahn, who, as of March 24, 2014, beneficially owns approximately 30.3% of the Company's outstanding shares of common stock, controls approximately 14.4% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Brett M. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn's wife's daughter.

16. Legal Proceedings

Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in our IPO. The defendants in the case were Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in our IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint sought, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013, we filed a motion to dismiss the third amended complaint, which was granted by the Court on October 1, 2013. On October 31, 2013, the plaintiffs filed a notice of appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit.

Derivative Actions. In addition, during September and October 2011, three shareholder derivative complaints were filed against us and certain of our current and former directors and officers (including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jay A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner, James L. Nelson and Jay Firestone) in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. Two of the derivative actions were consolidated on October 27, 2011. On November 8, 2011, the parties filed a stipulation to stay completely the consolidated derivative action until the Court ruled on the dismissal motion in the consolidated class action.  The court granted the parties' stipulation on November 10, 2011, thereby staying the consolidated derivative action.  On November 14, 2011, the third derivative action was transferred to the consolidated derivative proceeding, thereby subjecting it to the proceeding's litigation stay. The consolidated derivative proceeding was voluntarily dismissed by the plaintiff, without prejudice, by a notice filed on December 3, 2013.

Voltari Corporation
Notes to Consolidated Financial Statements

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
(in thousands)	2013	2012
Tax Valuation Allowance:
Beginning balance	$165,008	$134,095
Charged to net loss	(217)	30,913
Ending balance	164,791	165,008

Allowance for Doubtful Accounts:
Beginning balance	$287	$905
Charged to costs and expenses	(11)	(230)
Charges utilized/write-offs	(201)	(393)
Effect of foreign currency translation	—	5
Total	75	287
Less: Held for Sale	(49)	(158)
Ending Balance	$26	$129

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Acting Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (1992).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. Financial Statements
The following consolidated financial statements are submitted in Part II, Item 8 of this annual report:

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	70
All other financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLTARI CORPORATION

Date:	March 31, 2014	By:	/s/ Richard Sadowsky
Richard Sadowsky
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicted have signed this report below.

Signature	Title	Date

/s/ Richard Sadowsky	Acting Chief Executive Officer, Principal Executive Officer	March 31, 2014
Richard Sadowsky

/s/ John Breeman	Chief Financial Officer, Principal Financial and Accounting Officer	March 31, 2014
John Breeman

/s/ James L. Nelson	Chairman of the Board	March 31, 2014
James L. Nelson

/s/ Hunter C. Gary	Director	March 31, 2014
Hunter C. Gary

/s/ Brett M. Icahn	Director	March 31, 2014
Brett M. Icahn

/s/ Jaffrey A. Firestone	Director	March 31, 2014
Jaffrey A. Firestone

/s/ Kevin Lewis	Director	March 31, 2014
Kevin Lewis

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed by
2.1	Arrangement Agreement, dated as of March 12, 2011, by and among Adenyo Inc., 7761520 Canada Inc., Motricity, Inc. and the other parties thereto	8-K	03/18/2011	Motricity

2.2	Agreement and Plan of Reorganization, dated as of February 8, 2013, by and among Motricity, Inc., Voltari Merger Sub, Inc., and Voltari Corporation	S-4	02/11/2013	Voltari

3.1	Amended and Restated Certificate of Incorporation of Voltari Corporation	S-4	02/11/2013	Voltari

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation	8-K	04/23/2013	Voltari

3.3	Amended and Restated Bylaws of Voltari Corporation	S-4	02/11/2013	Voltari

4.1	Specimen Stock Certificate for Voltari Corporation Common Stock	S-4	02/11/2013	Voltari

4.2	Specimen Stock Certificate for Voltari Series J Preferred Stock	S-4	02/11/2013	Voltari

4.3	Form of Warrant for Voltari Corporation	S-4	02/11/2013	Voltari

4.4	Warrant Agreement by and between Motricity, Inc. and American Stock Transfer & Trust Company, dated October 11, 2012	8-K	10/12/2012	Motricity

10.1	Master Services Agreement, dated as of December 30, 2008, between GlobalLogic, Inc. and Motricity, Inc. ‡	S-1/A	06/02/2010	Motricity

10.2	Second Amended and Restated Wireless Services Agreement #00014249, dated as of July 22, 2005, between InfoSpace Mobile, Inc. and Cingular Wireless LLC, as amended ‡	S-1/A	06/02/2010	Motricity

10.3	Employment Offer Letter, dated as of January 7, 2009, between Motricity, Inc. and James R. Smith, Jr.#	S-1/A	01/22/2010	Motricity

10.4	Form of First Amendment to Employment Offer Letter Agreement of Executive Officers#	S-1/A	06/02/2010	Motricity

10.5	Amended and Restated 2004 Stock Incentive Plan of Motricity, Inc., as amended through August 4, 2005#	S-1/A	01/22/2010	Motricity

10.6	Motricity, Inc. 2010 Amended and Restated Corporate Incentive Plan ‡#	S-1/A	06/02/2010	Motricity

10.7	Motricity, Inc. 2010 Long-Term Incentive Plan#	S-1/A	04/26/2010	Motricity

10.8	Form of Stock Option Agreement under 2004 Plan#	S-1/A	04/26/2010	Motricity

10.9	Form of Restricted Stock Grant Agreement under 2004 Plan#	S-1/A	04/26/2010	Motricity

10.10	Form of Motricity, Inc. Indemnification Agreement#	S-1/A	01/22/2010	Motricity

10.11	Form of Stock Option Agreement under the 2010 Long-Term Incentive Plan#	S-1/A	06/02/2010	Motricity

10.12	Certificate of Amendment to the 2004 Stock Incentive Plan of Motricity, Inc.#	S-1/A	06/02/2010	Motricity

10.13	Form of Restricted Stock Agreement under the 2010 Long-Term Incentive Plan#	10-Q	08/06/2010	Motricity

10.14	Arrangement Agreement, dated January 30, 2011, among Adenyo Inc., 7761520 Canada Inc. and Motricity, Inc. and Michael Orr, as shareholder representative	8-K/A	02/01/2011	Motricity

10.15	Second Amendment to Letter Agreement, dated as of April 19, 2011, by and between James R. Smith, Jr. and Motricity, Inc.#	8-K	04/22/2011	Motricity

10.16	2011 Corporate Incentive Plan#	10-Q	05/05/2011	Motricity

10.17	Motricity, Inc. Executive Officer Severance/Change in Control Plan#	8-K	10/05/2011	Motricity

10.18	Motricity, Inc. 2010 Long-Term Incentive Plan, as amended#	8-K	11/02/2011	Motricity

10.19	Motricity, Inc. Amended and Restated 2011 Corporate Incentive Plan‡#	10-Q	11/21/2011	Motricity

10.20	Employment Offer Letter, between Motricity, Inc. and Richard Stalzer#	8-K	01/23/2012	Motricity

10.21	Amended and Restated Promissory Note issued by Motricity, Inc. in favor of High River Limited Partnership, dated February 28, 2012	10-K	03/13/2012	Motricity

10.22	Amended and Restated Security Agreement by and between Motricity, Inc. and mCore International, Inc. with and in favor of High River Limited Partnership dated February 28, 2012	10-K	03/13/2012	Motricity

10.23	First Amendment to Amended and Restated Promissory Note by and between High River Limited Partnership and Motricity, Inc., dated May 10, 2012	10-Q	5/10/2012	Motricity

10.24	2012 Corporate Incentive Plan‡#	8-K/A	06/21/2012	Motricity

10.25	Employment Offer Letter, between Motricity, Inc. and Nathan Fong, dated May 21, 2012#	8-K	5/29/2012	Motricity

10.26	Amendment to Employment Offer Letter, between Motricity, Inc. and Richard Stalzer, dated May 22, 2012#	8-K	05/29/2012	Motricity

10.27	Motricity, Inc. Amended and Restated Severance/Change in Control Plan, as amended#	8-K	05/31/2012	Motricity

10.28	2012 Form of Named Executive Officer Option Agreement under the 2012 Long-Term Incentive Plan#	8-K	05/31/2012	Motricity

10.29	Lease Termination Agreement, by and between Kilroy Realty, L.P. and Motricity, Inc., dated June 12, 2012	8-K	06/27/2012	Motricity

10.30	Limited Waiver from High River Limited Partnership, dated September 12, 2012	10-Q	11/08/2012	Motricity

10.31	Fifth Amendment, dated as of September 17, 2012, to the Second Amended and Restated Wireless Service Agreement between Motricity, Inc. and AT&T Mobility.‡	8-K/A	11/06/2012	Motricity

10.32	Second Amendment, dated as of September 19, 2012, to the Appcenter Service Exhibit No. 20100607.090.S.002‡	8-K/A	11/06/2012	Motricity

10.33	Release Agreement by and between Motricity, Inc. and James R. Smith, Jr., dated November 21, 2012#	8-K	11/21/2012	Motricity

10.34	Second Amendment to the Offer Letter by and between Motricity, Inc. and Richard Stalzer, as of November 15, 2012#	8-K	11/21/2012	Motricity

10.35	Amendment to the Offer Letter by and between Motricity, Inc. and Nathan Fong, as of November 15, 2012#	8-K	11/21/2012	Motricity

10.36	Offer Letter by and between Motricity, Inc. and Richard Sadowsky, dated November 15, 2012#	8-K	11/21/2012	Motricity

10.37	Amendment Number 11 to WAP 2.0 Hosting Agreement, dated as of June 24, 2004, as amended, dated as of June 4, 2013 between Motricity, Inc. and Verizon Sourcing LLC	10-Q	08/13/2013	Voltari

10.38	Offer Letter by and between Voltari Corporation and John Breeman, dated August 14, 2013#	8-K	08/21/2013	Voltari

10.39	Release Agreement by and between Voltari Corporation and Richard Stalzer, dated December 18, 2013#	8-K	12/27/2013	Voltari

10.40	Amendment to the Offer Letter by and between Voltari Corporation and Richard Sadowsky, dated December 20, 2013#	8-K	12/27/2013	Voltari

10.41	2013-2014 Corporate Incentive Plan‡‡#	8-K	3/31/2014	Voltari

21.1	Subsidiaries of Voltari Corporation*

23.1	Consent of Grant Thornton LLP*

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Acting Chief Executive Officer.*

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Acting Chief Executive Officer**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

‡
Confidential treatment was granted for certain provisions of this Exhibit pursuant to Exchange Act Rule 24b-2. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.

‡‡
Confidential treatment was requested for certain provisions of this Exhibit pursuant to Exchange Act Rule 24b-2. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission.

#	Indicates a management contract or compensatory plan or arrangement.

(1)	If not filed herewith, filed as an exhibit to the document referred to above by either Motricity, Inc. (CIK# 0001336691) or Voltari Corporation (CIK# 0001568319), as indicated.