Form 10-K/A
period 2013-12-31
Voltari Corp
filed 2014-04-30
CIK 1568319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                    from to

Commission file number: 333-186564

Voltari Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-090933943
(State of Incorporation)	(IRS Employer Identification No.)

601 West 26th Street

Suite 415

New York, NY 10001

(212) 388-5500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

13% Redeemable Series J Preferred Stock, par value $0.001 per share

Warrants, each to purchase one share of Common Stock at $6.50 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of April 24, 2014:

Title of Class	Number of Shares
Common Stock, $0.001 par value	4,698,108

EXPLANATORY NOTE

Voltari Corporation is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are included as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

References to “Voltari,” “us,” “we,” “Company” and “our” in this report refer to Voltari Corporation, together with its subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth the name, age and position of each current director of Voltari:

Name	Age	Position	Director Since
James L. Nelson (1)(2)(3)	63	Chairman of the Board	2011
Jay A. Firestone (2)(4)	56	Director	2011
Hunter C. Gary (1)(3)(4)	39	Director	2007
Brett M. Icahn (2)(3)(4)	34	Director	2010
Kevin Lewis (1)	42	Director	2013

(1)	Member of our Compensation Committee
(2)	Member of the Strategic Alternatives Committee
(3)	Member of our Governance and Nominating Committee
(4)	Member of our Audit Committee

The biographies of our current directors are as follows:

James L. Nelson has served as one of our directors and as a member of our compensation, governance and nominating and strategic alternatives committees since June 2011 and as chairman of the board since January 2012. Mr. Nelson has served as a director and member of the audit committee of Icahn Enterprises L.P. and its general partner, Icahn Enterprises G.P., Inc., since June 2001. Mr. Nelson has served as a director and member of the audit committee of several companies, including Tropicana Entertainment Inc. since March 2010, Viskase Companies, Inc. from April 2003 through April 2010, American Entertainment Properties Corp. from May 2005 until November 2007, and Atlantic Coast Entertainment Holdings, Inc. from May 2005 until November 2007. From March 2010 to January 2014, Mr. Nelson served as a member of the audit committee of Tropicana Entertainment Inc. Mr. Nelson was Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company from 1986 until 2009. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the mutual fund sector. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group. From January 2008 through June 2008, Mr. Nelson served as a director and member of the audit committee of Shuffle Master, Inc., a gaming manufacturing company. From March 2008 until March 2010, Mr. Nelson was a director and served on the audit committee of Pacific Energy Resources Ltd., an energy producer. From April 2008 to November 2012, Mr. Nelson served as a director and as Chairman of the audit committee of the board of directors of Cequel Communications, an owner and operator of a large cable television system. From April 2010 through November 2013, Mr. Nelson served as a director and member of the audit committee of Take Two Interactive Software, Inc. a publisher, developer, and distributor of video games and video game peripherals. From May 2013 to April 2014, Mr. Nelson was a director and member of the Governance and Nominating Committee of Single Touch Systems, Inc. Since November 2013, Mr. Nelson has served as a director of VII Peaks Co-Optivist Income BDC II, Inc., an externally managed, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. Since April 2014, Mr. Nelson has served as a director of Ubiquity Broadcasting Corporation, a vertically integrated, technology-focused media company. Since April 2014, Mr. Nelson has served as a director of Herbalife Ltd., a nutrition company. Mr. Nelson brings to his service as a director his significant experience and leadership roles serving as Chief Executive Officer, Director and Chairman of the audit committee of various companies.

Jay A. Firestone has served as one of our directors since July 2011. Since 2006, Mr. Firestone has served as Chairman and Chief Executive Officer at Prodigy Pictures Inc., a leader in the production of quality film, television and cross-platform media. Previously, Mr. Firestone established Fireworks Entertainment in 1996 to produce, distribute and finance television programs and feature films. In 1998, Fireworks Entertainment was acquired by CanWest Global Communications Corporation and Mr. Firestone was named Chairman and Chief Executive Officer and oversaw the company’s Los Angeles and London based television operations as well as its Los Angeles feature film division, Fireworks Pictures. In addition, Mr. Firestone oversaw the company’s interest in New York based IDP Distribution, an independent distribution and marketing company formed by Fireworks in 2000 as a joint venture with Samuel Goldwyn Films and Stratosphere Entertainment. Mr. Firestone has served on the board of directors for the Academy of Canadian Cinema and Television and the Academy of Television Arts and Sciences International Council in Los Angeles. Mr. Firestone has led two successful initial public offerings and in 1998, was nominated for entrepreneur of the year. Mr. Firestone has extensive experience in dealing with financial reporting, which, in addition to his service on another board, enables him to advise our board on a range of matters including financial matters.

Hunter C. Gary has served as one of our directors since 2007. Mr. Gary has served as Senior Vice President of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion) since November 2010. Prior to that time, Mr. Gary was employed by Icahn Associates Corporation, an affiliate of Icahn Enterprises L.P., in various roles since June 2003, most recently as the Chief Operating Officer of Icahn Sourcing LLC. Mr. Gary has been a director of: Herbalife Ltd., a nutrition company, since April 2014; Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, since February 2014, and as President and Chief Executive Officer of Cadus since March 2014; Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since October 2012; Viskase Companies Inc., a meat casing company, since August 2012; PSC Metals Inc., a metal recycling company, since May 2012; XO Holdings, a competitive provider of telecom services, since September 2011; Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, since March 2010; Tropicana Entertainment Cayman Holdings Co. Ltd. since January 2011; American Railcar Industries, Inc., a railcar manufacturing company, since January 2008; and WestPoint Home LLC, a home textiles manufacturer, since June 2007. Federal-Mogul, Viskase Companies, PSC Metals, XO Holdings, Tropicana Entertainment, American Railcar Industries and WestPoint Home each are indirectly controlled by Carl C. Icahn. Mr. Icahn also has non–controlling interests in Cadus, Herbalife and Voltari through the ownership of securities. Mr. Gary is married to Mr. Carl Icahn’s wife’s daughter. Mr. Gary received his B.S. with senior honors from Georgetown University as well as a certificate of executive development from Columbia Graduate School of Business. Mr. Gary has extensive experience in dealing with operations matters for a variety of companies, which, in addition to his service on other boards, enables him to advise our board on a range of matters including operations and oversight.

Brett M. Icahn has served as one of our directors since January 2010. Brett Icahn is currently responsible for co-executing an investment strategy across all industries as a Portfolio Manager of the Sargon Portfolio for Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. Prior to April 2010, Mr. Icahn served as an investment analyst for Icahn Capital LP and in a variety of investment advisory roles for Carl Icahn since 2002. Mr. Icahn has been a director of: Nuance Communications, Inc., a provider of voice and language solutions, since October 2013 and American Railcar Industries, Inc., a railcar manufacturing company, since January 2007. Mr. Icahn was previously a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from January 2010 to February 2014; Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013; and The Hain Celestial Group, Inc., a natural and organic products company, from July 2010 to November 2013. American Railcar Industries is indirectly controlled by Carl C. Icahn. Mr. Icahn also has or previously had non–controlling interests in Nuance, Hain Celestial, Take-Two Interactive Software, Cadus and our Company through the ownership of securities. Brett Icahn is Carl Icahn’s son. Mr. Icahn received a B.A. from Princeton University. Mr. Icahn has experience with technology companies, both as a board member and as a founder. In addition, his experience as a portfolio manager and an investment analyst provides him with strong skills in dealing with financial matters.

Kevin Lewis has served as one of our directors since January 2013. Mr. Lewis is currently the Chief Marketing Officer of Total Wine & More, the largest independent retailer of beer, wine and spirits in the U.S. Previously, Mr. Lewis served as the Chief Marketing Officer of Blockbuster LLC, the video rental retail chain subsidiary of Dish Network Corp. and was previously employed by Blockbuster Inc. as the Senior Vice President of Digital Entertainment. Blockbuster Inc.

voluntarily filed for Chapter 11 bankruptcy protection in September 2010 and subsequently emerged from bankruptcy in March 2011 via a sale of the company to Dish Network Corp. Mr. Lewis was employed by subsidiaries of Koninklijke Philips Electronics, an industrial conglomerate which engages in the healthcare, consumer lifestyle and lighting product business worldwide, as the Chief of Strategy and New Business for Philips Consumer Lifestyle from 2007 until 2009 and the Chief of Strategy and Vice-President, Business Development for Philips Consumer Electronics from 2004 until 2007. From 1993 until 2004, Mr. Lewis held multiple roles at The Boston Consulting Group, a management consulting company. Mr. Lewis received his B.A. in international relations from Stanford University and an MBA, with distinction, from INSEAD. Mr. Lewis’s management and corporate development experience and his experience with the development, implementation and sale of products relying on emerging digital technology will enable him to provide insight and advice as we develop our plans to grow the Company’s business.

Stockholder Recommendations of Director Candidates

The Governance and Nominating Committee considers nominees for election or appointment to our Board of Directors that are recommended by stockholders. Such recommendations should be submitted in writing to the attention of the Governance and Nominating Committee, c/o Corporate Secretary, Voltari Corporation, 601 West 26th Street, Suite 415, New York, NY 10001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during fiscal year 2013. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required during the fiscal year 2013 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with other than as follows:

•	Mr. Firestone was late in filing two Form 4s, each disclosing one transaction;

•	Mr. Gary was late in filing three Form 4s, each disclosing one transaction;

•	Mr. Icahn was late in filing two Form 4s, each disclosing one transaction;

•	Mr. Lewis failed to file a Form 3 and a Form 4 disclosing one transaction;

•	Mr. Nelson was late in filing three Form 4s, each disclosing one transaction;

•	Mr. Breeman was late in filing a Form 3 and a Form 4 disclosing one transaction; and

•	Mr. Sadowsky was late in filing a Form 4 disclosing one transaction.

Code of Ethics

We have a Code of Business Conduct and Ethics, which applies to all employees, officers and directors of Voltari and its direct and indirect subsidiaries. Our Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees. Our Code of Business Conduct and Ethics is posted on our website at www.voltari.com in the “Corporate Governance” section of our Investor Relations home page.

Audit Committee

Our board of directors has established a standing Audit Committee. The Audit Committee consists of three members: Jay A. Firestone, Hunter C. Gary and Brett M. Icahn, each of whom is a non-employee member of our board of directors. Mr. Firestone is the chairperson of our Audit Committee. Our board of directors has affirmatively determined that Mr. Firestone, Mr. Gary and Mr. Icahn meet the definition of “independent directors” for purposes of serving on an audit committee under applicable SEC and NASDAQ Stock Market rules. In addition, Mr. Firestone qualifies as our “audit committee financial expert.” A copy of our Audit Committee Charter can be found on our corporate website at www.voltari.com.

The Audit Committee met 4 times during the fiscal year 2013.

Audit Committee Report

In connection with the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the Audit Committee:

1.	Reviewed and discussed with management the Company’s audited financial statements as of December 31, 2013 and 2012;

2.	Discussed with Grant Thornton the matters required to be discussed by the Auditing Standards Board Statement of Auditing Standards (SAS) No. 61, as amended; and

3.	Requested and obtained from Grant Thornton the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding Grant Thornton’s communications with the audit committee concerning independence, and has discussed with Grant Thornton its independence.

Based on the review and discussions referred to in paragraphs numbered (1)-(3) above, the audit committee recommended to our board of directors that the audited financial statements as of December 31, 2013 and 2012 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for filing with the SEC.

Respectfully Submitted by the Audit Committee:

Jay A. Firestone, Chairperson

Hunter C. Gary

Brett M. Icahn

Executive Officers

The following table sets forth the name, age and title of our executive officers.

Name	Age	Position(s)
Richard Sadowsky	57	Acting Chief Executive Officer, President and Secretary
John Breeman	58	Chief Financial Officer

Richard Sadowsky, 57 years old, was appointed Acting Chief Executive Officer in December 2013. He served as Chief Administrative Officer and General Counsel between November 2012 and December 2013. Prior to that, Mr. Sadowsky provided services to the Company pursuant to a secondment agreement with the law firm of SNR Denton US LLP from July 5, 2012 through December 31, 2012. Pursuant to an offer letter from the Company, Mr. Sadowsky became an employee of the Company effective January 1, 2013. Prior to joining the Company, Mr. Sadowsky was a partner with SNR Denton US LLP since 2002.

John Breeman, 58 years old, has served as our Chief Financial Officer since August 14, 2013. Before joining Voltari, Mr. Breeman most recently served as Chief Financial Officer of Mojiva Inc. from June 2011 until April 2013, a company in the mobile advertising space. Prior to that, Mr. Breeman was a consultant at Peregrine Associates, LLC from August 2009 until June 2011 and Senior Vice President, Corporate Development at IDT Corporation from April 2007 until June 2009. Mr. Breeman also has held financial and corporate development positions at AT&T and Siemens Corporation. Mr. Breeman began his career as a CPA and management consultant working with Big Four accounting firms Ernst & Young and Deloitte, leaving Deloitte as a Senior Manager to join industry.

Item 11. Executive Compensation.

The following is a description of the material elements of compensation for our named executive officers listed below who served the Company as named executive officers at the end of fiscal year 2013, as well as for Richard Stalzer who served as our Chief Executive Officer until December 18, 2013:

•	Richard Sadowsky, our Acting Chief Executive Officer and Secretary and our former Chief Administrative Officer and General Counsel; and

•	John Breeman, our Chief Financial Officer.

Richard Stalzer served as our Chief Executive Officer from November 15, 2012 until his resignation on December 18, 2013. Prior to serving as our Chief Executive Officer, he served as President of our mobile media and advertising division since January 23, 2012. Effective December 18, 2013, we appointed Mr. Sadowsky, then our Chief Administrative Officer and General Counsel, to the position of Acting Chief Executive Officer.

On August 14, 2013, Mr. John Breeman began serving as our Chief Financial Officer.

2013 Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for services provided to us during the years ended December 31, 2013 and 2012. The information presented in this table reflects the one-for-ten reverse stock split, which became effective on April 23, 2013.

Name & Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Richard Sadowsky	2013	285,961	31,500	—	13,514	330,975
Acting Chief Executive Officer and Secretary (4)	2012	137,500	—	—	—	137,500

John Breeman	2013	84,192	15,875	—	5,248	105,315
Chief Financial Officer	2012	—	—	—	—	—

Richard Stalzer,	2013	334,606	—	—	103,850	438,456
Former Chief Executive Officer and former president of MMA (5)	2012	325,538	51,980	74,060	8,559	460,137

(1)	Represents FASB ASC 718 grant date fair value of stock option awards, which vest as follows: 25% of the shares subject to the option will vest in four equal installments on each anniversary of the holder’s employment date, subject to continued employment on those dates, and 75% of the shares subject to the option will vest subject to achieving certain stock price targets for our common stock on the third anniversary of the vesting commencement date, subject to continued employment on that date. For further discussion, see the sections captioned “2010 Long Term Incentive Plan” and “Employment Agreements.”
(2)	Bonus awards for 2012 were made under our 2012 CIP by our Compensation Committee. No bonus awards were made for 2013 under our 2013-14 CIP. For more information, see below under Short-Term Incentives.
(3)	All Other Compensation for the 2013 fiscal year for our named executive officers consisted of the following:

Name	401(k) Match ($)	Medical and Dental ($)	Accrued Vacation ($)		Severance ($)		Total of All Other Comp ($)
Richard Sadowsky	3,577	9,937	—		—		13,514
John Breeman	1,936	3,312	—		—		5,248
Richard Stalzer	6,910	3,057	50,756	(a)	43,127	(b)	103,850

(a)	This amount reflects total accrued but unpaid vacation time to be paid to Mr. Stalzer, whose employment with the Company terminated effective December 18, 2013. Actual payment was made on December 31, 2013.
(b)	This amount reflects total severance to be paid to Mr. Stalzer, whose employment with the Company terminated effective December 18, 2013. Actual payments were made in two equal installments on January 15, 2014 and January 31, 2014.

(4)	Mr. Sadowsky began serving as the Company’s general counsel on July 5, 2012 pursuant to a secondment agreement with SNR Denton US, where he was a partner, and he was appointed to the additional position of Chief Administrative Officer effective November 15, 2012. During 2012, Mr. Sadowsky was not an employee of the Company and, therefore, he received a base salary but did not otherwise participate in the Company’s compensation structure. Pursuant to an offer letter, Mr. Sadowsky became an employee of the Company as of January 1, 2013. Effective December 18, 2013, Mr. Sadowsky became our Acting Chief Executive Officer.
(5)	Mr. Stalzer was named the Company’s Chief Executive Officer effective November 15, 2012. He resigned from his employment with the Company effective December 18, 2013. The Company agreed to pay Mr. Stalzer severance in the aggregate amount of $43,126.66. As of December 18, 2013, Mr. Stalzer was vested in the right to purchase 2,875 shares of the Company’s common stock. All of his unvested equity awards were forfeited and cancelled as of December 18, 2013. Mr. Stalzer’s vested options remained exercisable until 90 days from his effective resignation date. These options expired unexercised on March 18, 2014.

The compensation committee of our board of directors (the “Compensation Committee”) determines all components of executive compensation and considers the following elements (discussed in detail below), to promote our pay-for-performance philosophy and compensation goals and objectives:

•	base salary;

•	annual cash incentive awards linked to our overall performance;

•	grants of long-term equity-based compensation, such as options;

•	termination and change of control provisions; and

•	benefits generally available to employees.

We combine these elements in order to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational and strategic objectives and align the interests of our named executive officers and other senior personnel with those of our stockholders. These particular elements provide a well-proportioned mix of secure compensation, retention value and at-risk compensation, which produces short-term and long-term performance incentives and rewards. By following this approach, we provide the executive with a measure of financial and job security, while motivating the executive to focus on business metrics that will produce a high level of short-term and long-term performance for the Company and long-term wealth creation for the executive, as well as reducing the risk of recruitment of top executive talent by competitors. The mix of metrics used for our annual performance bonus and long-term incentive program likewise provides an appropriate balance between short-term financial performance and long-term financial and stock performance.

Base Salary

The primary component of short-term compensation of our named executive officers has historically been base salary. The base salary established for each of our named executive officers is intended to reflect competitive wages for positions in companies of similar size and stage of development operating in the software and mobile data services industry and to represent each individual’s job duties and responsibilities, experience, and other discretionary factors deemed relevant by our Chief Executive Officer and Compensation Committee. Base salary is also designed to provide our named executive officers with a steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance. Our Chief Executive Officer makes recommendations for each named executive officer’s base salary (including his own), based on such executive’s experience and with reference to the base salaries of similarly situated executives in the software and mobile data services industry, that are then reviewed and approved by the Compensation Committee.

Base salaries are reviewed during the first half of the fiscal year by our Compensation Committee, and may be recommended for adjustment from time to time based on the results of this review. In past years, the Compensation Committee, with guidance from our Chief Executive Officer, reviewed the performance of all named executive officers, and based on this review and any relevant competitive market data (through salary survey information provided by our human resources department, informal discussions with recruiting firms and research), set the executive compensation package for each named executive officer for the following year.

Annual base salary increases have historically been based upon our pay-for-performance philosophy, whereby pre-determined quantitative and qualitative individual goals and objectives are established at the beginning of the performance period for named executive officers below the Chief Executive Officer, and measured and assessed at the end of the performance year. Based upon each individual’s performance rating and compensation range position, individuals are eligible for a merit-based increase in their base salaries based upon the established guidelines within budget for the performance year. The Compensation Committee determines whether to increase the base salaries of any of our named executive officers based upon its assessment of each named executive officer’s performance and utilizes recommendations from its independent compensation consultant, which since May 2012, has been Frederic W. Cook & Co.

Short-Term Incentives

On an annual basis, or at the commencement of a named executive officer’s employment with us, the Compensation Committee typically sets a target level of short-term incentive compensation that is structured as a percentage of such named executive officer’s annual base salary. Our executives participate in our annual corporate incentive plan (“CIP”) which ensures that short-term incentives are tied directly to our financial performance for the fiscal year. Depending upon corporate performance, a named executive officer may receive from 0% up to 150% of his target incentive amount. These corporate performance objectives are designed to be challenging but achievable. The performance metrics and objectives are weighted in a specific manner as defined by the Compensation Committee in the CIP. These bonuses are intended to annually reward named executive officers who have a positive impact on corporate results. We believe that establishing competitive cash bonus opportunities helps us attract and retain qualified and highly skilled executives and allows our executives to fully focus on the business objectives of the Company without the burden of considering potential loss of wealth due to extenuating circumstances.

2013-14 CIP. On May 7, 2013, our board of directors, including the Compensation Committee, unanimously approved the Company’s Corporate Incentive Plan for 2013-2014 (the “2013-14 CIP”). The 2013-14 CIP is intended to aid in the retention of highly qualified employees by providing eligible employees with additional compensation for their contributions to the achievement of the Company’s financial objectives. In order to be eligible to participate in the 2013-14 CIP and receive a bonus award, a participant must be a full-time, active employee working in a bonus eligible position. The participant must be actively employed and in good standing on the actual bonus payment date in order to receive a payout. The Compensation Committee set target bonuses that are structured by position or job level as a percentage of an eligible employee’s annual base salary. For the Company’s chief executive officer, the 2013-14 CIP provides that, subject to the achievement of certain minimum financial targets, 25% of the target bonus is tied to the achievement of EBITDA objectives, and 75% is tied to the achievement of revenue and contribution margin objectives. For the Company’s chief administrative officer and general counsel, the 2013-14 CIP provides that, subject to the achievement of certain minimum financial targets, 25% of the target bonus is tied to the achievement of EBITDA objectives, 25% is tied to the achievement of revenue objectives, and 50% is discretionary as determined by the Committee. For all other eligible employees, including the Company’s chief financial officer, the 2013-14 CIP provides that, subject to the achievement of certain minimum financial targets, 60% of the target bonus is tied to the achievement of EBITDA objectives, and 40% is tied to the achievement of revenue objectives. Furthermore, for all eligible participants, payouts based on the achievement of EBITDA and revenue objectives cannot exceed 150% of the portion of the target bonus tied to such objective. If any payouts are earned by an eligible employee in 2013, 60% of such payout will be paid to the eligible employee, and the remaining 40% of that amount shall be accrued and paid with any amounts earned for the Company’s achievement of its 2014 financial objectives in accordance with the payment schedule set forth in the 2013-14 CIP.

The 2013-14 CIP provides that if the Compensation Committee determined that information used to calculate the achievement of the financial targets were incorrect (including but not limited to mistakes in the Company’s audited financial statements for the year), then the Compensation Committee could either adjust bonus awards (upward or downward) or, with respect to officers that are reporting persons pursuant to Section 16(a) of the Exchange Act, recover all (or a portion) of a bonus award.

In order for a named executive officer to receive any payment under the 2013-14 CIP for the year ended December 31, 2013, the Company must meet the thresholds for each of the EBITDA, revenue and contribution margin targets included in the 2013-14 CIP, as applicable, established by the Compensation Committee. The 2013-14 CIP incorporates graduated thresholds for incremental payouts, ranging from 0% to 150%, based upon pre-determined quantitative goals and objectives, with each performance category assigned its own weight. These metrics were measured and assessed at the end of the performance year. For fiscal year 2013, the Company achieved its minimum EBITDA target, but it did not achieve its minimum revenue target or its contribution margin target. Therefore, none of the named executive officers received an award under the 2013-14 CIP for the fiscal year ended December 31, 2013.

Long-Term Equity-Based Compensation

The Compensation Committee believes that equity-based compensation is an important component of our executive compensation program and that providing a significant portion of our named executive officers’ total compensation package in equity-based compensation aligns the incentives of our executives with the interests of our stockholders and with our long-term corporate success. Additionally, the Compensation Committee believes that equity-based compensation awards enable us to attract, motivate, retain and adequately compensate executive talent. The Compensation Committee believes equity awards provide executives with a significant long-term interest in our success by rewarding the creation of stockholder value over time. To that end, we have historically awarded equity-based compensation in the form of restricted stock and stock options.

The Compensation Committee anticipates issuing future annual equity grants to the named executive officers as a combination of market stock units and stock options which will be subject to performance and time vesting requirements.

For further discussion, see the sections captioned “Equity Incentive Plans” and “Employment Agreements.”

Equity Incentive Plans

The Compensation Committee approved the terms of the Motricity, Inc. Amended and Restated 2010 Long-Term Incentive Plan, or the “2010 LTIP” and recommended it to the board of directors. The board of directors approved the 2010 LTIP on September 26, 2011, and the stockholders approved the 2010 LTIP on October 28, 2011. The 2010 LTIP provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, are eligible for grants under the 2010 LTIP. The purpose of the 2010 LTIP is to provide incentives that will attract, retain and motivate highly competent officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The following is a summary description of the 2010 LTIP and is qualified in its entirety by reference to the full text of the 2010 LTIP, which is set forth as Appendix A to Motricity, Inc.’s (CIK#: 0001336691) Definitive Proxy Statement filed with the SEC on September 27, 2011.

Administration. The 2010 LTIP is administered by the Compensation Committee and all actions taken with respect to the 2010 LTIP will be made in accordance with the Compensation Committee’s charter, which is publicly available on the Company’s website at www.voltari.com. For purposes of the 2010 LTIP, to the extent required by applicable law, it is intended that each member of the Compensation Committee qualify as (a) a “non-employee director” under Rule 16b-3, (b) an “outside director” under Section 162(m) of the Internal Revenue Code (the “Code”), and (c) an “independent director” under the rules of the principal U.S. national securities exchange on which our shares are listed. The Compensation Committee has full authority to administer and interpret the 2010 LTIP. Among the Compensation Committee’s powers are to determine the form, amount and other terms and conditions of awards, clarify, construe or resolve any ambiguity in any provision of the 2010 LTIP or any award agreement, amend the terms of outstanding awards and adopt such rules, forms, instruments and guidelines for administering the 2010 LTIP as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee or by our board of directors are final and binding.

Available Shares. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2010 LTIP or with respect to which awards may be granted may not exceed 636,562 shares, which reflects the one-for-ten reverse stock split that became effective on April 23, 2013 and which may be either authorized and unissued shares of common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the 2010 LTIP are for any reason canceled, or expire or terminate unexercised, or are settled in cash, the shares covered by such awards will again be available for the grant of awards under the 2010 LTIP. Following the Section 162(m) “transition period” (as described in “Tax and Accounting Considerations” below), the maximum number of shares subject to any award of stock options, or stock appreciation rights (which are referred to herein as “SARs”), or shares of restricted stock, or other stock-based awards subject to the attainment of specified performance goals which may be granted during any fiscal year to any participant will be 26,666 shares per type of award (which reflects the one-for-ten reverse stock split, which became effective on April 23, 2013), provided that the maximum number of shares issued in any one year period for all types of awards does not exceed 4% of the Company’s issued and outstanding shares of common stock. Except as otherwise required by the Code, there are no annual individual share limitations applicable to participants for restricted stock or other stock-based awards that are not subject to the attainment of specified performance goals. The maximum number of shares subject to any performance award during any fiscal year to any participant shall be 26,666 shares (which reflects the one-for-ten reverse stock split, which became effective on April 23, 2013). The maximum value of a cash payment made under a performance award which may be granted with respect to any fiscal year to any participant shall be $5,440,000. The maximum value of cash payments made under performance awards granted with respect to any fiscal year to all participants shall be $14,104,670. The foregoing share limitations imposed under the 2010 LTIP are subject to adjustment to the extent the Compensation Committee deems such adjustment appropriate and equitable to prevent dilution or enlargement of participants’ rights.

Eligibility for Participation. Members of our board of directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates are eligible to receive awards under the 2010 LTIP. The selection of participants is within the sole discretion of the Compensation Committee.

Award Agreement. Awards granted under the 2010 LTIP shall be evidenced by award agreements (which need not be identical) that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability, or vesting of awards or conditions regarding the participant’s employment, as determined by the Compensation Committee in its sole discretion. In May 2012, the Compensation Committee adopted a revised form of stock option agreement for our named executive officers which provides that any stock options issued to the named executive officers will vest as follows, subject to continued employment on each vesting date: (i) twenty-five percent (25%) of the shares subject to the option will vest in four (4) equal tranches on each anniversary of the vesting commencement date (i.e., 6.25%); and (ii) the remaining seventy-five percent (75%) of the shares subject to the option will vest on the third (3rd) anniversary of the applicable vesting commencement date, subject to the achievement of the following performance targets: thirty-three percent (33%) of seventy-five percent (75%) of the shares of our common stock subject to the option must achieve a target price of $8.00; thirty-three percent (33%) of seventy-five percent (75%) of the shares of our common stock subject to the option must achieve a target price of $16.00; and (iii) thirty-three percent (33%) of seventy-five percent (75%) of the shares of our common stock subject to the option must achieve a target price of $24.00. The target prices listed reflect the one-for-ten reverse stock split, which became effective on April 23, 2013. The target price of our common stock will be determined based upon the average of the closing prices of our shares of common stock on a nationally recognized securities exchange over a ninety (90) day period or, if the shares are not so listed, the fair market value will be determined by our board of directors.

Awards Under the 2010 LTIP. The following types of awards are available under the 2010 LTIP:

Restricted Stock. The Compensation Committee may award shares of restricted stock. Except as otherwise provided by the Compensation Committee upon the award of restricted stock, the recipient generally has the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient’s restricted stock agreement. The Compensation Committee may determine at the time of award that the payment of dividends, if any, will be deferred until the expiration of the applicable restriction period. Recipients of restricted stock are required to enter into a restricted stock agreement with us that states the restrictions to which the shares are subject, which may include satisfaction of pre-established performance goals, and the criteria or date or dates on which such restrictions will lapse. If the grant of restricted stock or the lapse of the relevant restrictions is based on the attainment of performance goals, the Compensation Committee will establish for each recipient the applicable performance goals, formulae or standards and the applicable vesting percentages with respect to the attainment of such goals or satisfaction of such formulae or standards while the outcome of the performance goals are substantially uncertain. Such performance goals may incorporate provisions for disregarding (or adjusting for) changes in accounting methods, corporate transactions (including, without limitation, dispositions and acquisitions) and other similar events or circumstances. The performance goals for performance-based restricted stock will be based on one or more of the objective criteria set forth on Exhibit A to the 2010 LTIP and discussed in general below.

Stock Options. The Compensation Committee may grant non-qualified stock options and incentive stock options (only to eligible employees) to purchase shares of common stock. The Compensation Committee will determine the number of shares of common stock subject to each option, the term of each option (which may not exceed 5 years in the case of an incentive stock option granted to a 10% stockholder), the exercise price, the vesting schedule (if any), and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of common stock at the time of grant (or, in the case of an incentive stock option granted to a 10% stockholder, 110% of such share’s fair market value). Options will be exercisable at such time or times and subject to such terms and conditions as determined by the Compensation Committee at grant and the exercisability of such options may be accelerated by the Compensation Committee in its sole discretion. The 2010 LTIP specifically provides that an outstanding option may not be modified to reduce the exercise price nor may a new option at a lower price be substituted for a surrendered option, unless such action is approved by the stockholders of the Company. The maximum number of shares of common stock with respect to which incentive stock options may be granted under the 2010 LTIP is 636,562 shares (which reflects the one-for-ten reverse stock split, which became effective on April 23, 2013).

Stock Appreciation Rights. The Compensation Committee may grant SARs either with a stock option, which may be exercised only at such times and to the extent the related option is exercisable (which is referred to herein as a “Tandem SAR”), or independent of a stock option (which is referred to herein as a “Non-Tandem SAR”). A SAR is a right to receive a payment in shares of common stock or cash (as determined by the Compensation Committee) equal in value to the excess of the fair market value of one share of common stock on the date of exercise divided by the exercise price per share established in connection with the grant of the SAR. The term of each SAR may not exceed 10 years. The exercise price per share covered by a SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of common stock on the date of grant in the case of a Non-Tandem SAR. The Compensation Committee may also grant “limited SARs,” either as Tandem SARs or Non-Tandem SARs, which may become exercisable only upon the occurrence of an event as the Compensation Committee may, in its sole discretion, designate at the time of grant or thereafter.

Other Stock-Based Awards. The Compensation Committee may, subject to limitations under applicable law, make a grant of such other stock-based awards (including, without limitation, stock equivalent units or restricted stock units) under the 2010 LTIP that are denominated or payable in or valued by shares of common stock or factors that influence the value of such shares. The Compensation Committee shall determine the terms and conditions of any such other awards, which may include the achievement of certain minimum performance goals and/or a minimum vesting period. The performance goals for performance-based other stock-based awards will be based on one or more of the objective criteria set forth on Exhibit A to the 2010 LTIP and discussed in general below.

Other Cash-Based Awards. The Compensation Committee, in its discretion, may grant awards payable in cash. Cash-based awards shall be in such form, and dependent on such conditions, as the Compensation Committee shall determine, including, without limitation, being subject to the satisfaction of vesting conditions or awarded purely as a bonus and not subject to restrictions or conditions. If a cash-based award is subject to vesting conditions, the Compensation Committee may accelerate the vesting of such award in its discretion.

Performance Awards. The Compensation Committee may grant a performance award to a participant payable upon the attainment of specific performance goals. The Compensation Committee may grant performance awards that are intended to qualify as “performance-based compensation” under Section 162(m) of the Code, as well as performance awards that are not intended to qualify as “performance-based compensation” under Section 162(m) of the Code. If the performance award is payable in cash, it may be paid upon the attainment of the relevant performance goals either in cash or in shares of restricted stock (based on the then current fair market value of such shares), as determined by the Compensation Committee, in its sole discretion. Based on service, performance and/or such other factors or criteria, if any, as the Compensation Committee may determine, the Compensation Committee may, at or after grant, accelerate the vesting of all or any part of any performance award. The Compensation Committee has “negative discretion” to adjust bonus payments as permitted by Section 162(m) of the Code.

Performance Goals. The Compensation Committee may grant awards of restricted stock, performance awards, and other stock-based awards that are intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Code. These awards may be granted, vest and be paid based on attainment of specified performance goals established by the Compensation Committee. These performance goals will be based on the attainment of a certain target level by the Company of, or a specified increase or decrease in, one or more of the following criteria selected by the Compensation Committee: (i) earnings per share; (ii) operating income; (iii) gross income; (iv) net income (before or after taxes); (v) cash flow; (vi) gross profit; (vii) gross profit return on investment; (viii) gross margin return on investment; (ix) gross margin; (x) operating margin; (xi) working capital; (xii) earnings before interest and taxes; (xiii) earnings before interest, tax, depreciation and amortization; (xiv) return on equity; (xv) return on assets; (xvi) return on capital; (xvii) return on invested capital; (xviii) net revenues; (xix) gross revenues; (xx) revenue growth; (xxi) annual recurring revenues; (xxii) recurring revenues; (xxiii) license revenues; (xxiv) sales or market share; (xxv) total stockholder return; (xxvi) economic value added; (xxvii) specified objectives with regard to limiting the level of increase in all or a portion of the Company’s bank debt or other long-term or short-term public or private debt or other similar financial obligations of the Company, which may be calculated net of cash balances and/or other offsets and adjustments as may be established by the Compensation Committee in its sole discretion; (xxviii) the fair market value of a share of common stock; (xxix) the growth in the value of an investment in common stock assuming the reinvestment of dividends; or (xxx) reduction in operating expenses.

To the extent permitted by law, the Compensation Committee may also exclude the impact of an event or occurrence which the Compensation Committee determines should be appropriately excluded, including: (i) restructurings, discontinued operations, extraordinary items and other unusual or non-recurring charges; (ii) an event either not directly related to our operations or not within the reasonable control of management; or (iii) a change in accounting standards required by generally accepted accounting principles. Performance goals may also be based on an individual participant’s performance goals, as determined by the Compensation Committee, in its sole discretion. In addition, all performance goals may be based upon the attainment of specified levels of our performance (or subsidiary, division or other operational unit) under one or more of the measures described above relative to the performance of other corporations. The Compensation Committee may designate additional business criteria on which the performance goals may be based or adjust, modify or amend those criteria.

Acquisition Event. In the event of a merger or consolidation in which the Company is not the surviving entity, a transaction that results in the acquisition of substantially all of the Company’s outstanding common stock, or the sale or transfer of all or substantially all of the Company’s assets (collectively, an “Acquisition Event”), then the Compensation Committee may terminate all outstanding and unexercised options, SARs, or any other stock-based award that provides for a participant elected exercise by cashing out such awards upon the date of consummation of the Acquisition Event or by delivering notice of termination to each participant at least 20 days prior to the date of consummation of the Acquisition Event, in which case during the period from the date on which such notice of termination is delivered to the consummation of the Acquisition Event, each such participant shall have the right to exercise in full all of his or her outstanding awards contingent on the occurrence of the Acquisition Event.

Stockholder Rights. Except as otherwise provided in the applicable award agreement, and with respect to an award of restricted stock, a participant has no rights as a stockholder with respect to shares of common stock covered by any award until the participant becomes the record holder of such shares.

Forfeiture and Clawback. Unless otherwise provided by the Compensation Committee in the governing award agreement, the 2010 LTIP provides that (a) in the event that the participant’s conduct meets the definition of “Cause” during the later of the 12-month period following exercise of an award or the 24-month period commencing on the date of vesting, distribution, or settlement of an award, the Company shall recover from the participant within the applicable period after such vesting, exercise, settlement, or distribution, an amount equal to any gain realized on such award, and (b) if the participant engages in conduct that meets the definition of “Cause,” then all outstanding awards terminate and expire.

Unless otherwise provided by the Compensation Committee in the governing award agreement, the 2010 LTIP also provides that in the event of a restatement of the Company’s financial statements that reduces the amount of any previously awarded performance award, where the performance goals would not otherwise have been met had the results been properly reported, the award will be cancelled and the participant will pay the Company an amount equal to any gain realized on such award within (a) 24 months preceding such financial restatement for any participant who has a position with the Company as a vice president, senior vice president, executive officer or named executive officer or (b) 12 months preceding such financial restatement for all other participants.

Ownership Guidelines and Holding Period. The 2010 LTIP contains ownership guidelines that have changed due to turnover in management and changes in the Company’s business. In May 2012, we updated the ownership guidelines for the named executive officers to require that our Chief Executive Officer is required to own, by September 2016, stock equal in value to at least three times the Chief Executive Officer’s annual base salary and that the other named executive officers are required to own, by September 2016, stock equal in value to at least one times such named executive officer’s annual base salary. Furthermore, under the revised guidelines, no named executive officer shall be permitted to transfer shares of our common stock obtained on vesting in restricted stock or exercise of an option other than to pay applicable federal and state tax withholdings, unless such officer has satisfied the stock ownership guidelines within 5 years of grant and that any failure to satisfy the guidelines will be treated as a violation of the Company’s policies and procedures and, in the sole discretion of our board of directors, may give rise to termination for cause.

Amendment and Termination. Notwithstanding any other provision of the 2010 LTIP, our board of directors may, at any time, amend any or all of the provisions of the 2010 LTIP, or suspend or terminate it entirely, retroactively or otherwise; provided, however, that, unless otherwise required by law or specifically provided in the 2010 LTIP, the rights of a participant with respect to awards granted prior to such amendment, suspension or termination may not be adversely affected without the consent of such participant.

Transferability. Awards granted under the 2010 LTIP are generally nontransferable (other than by will or the laws of descent and distribution), except that the Compensation Committee may provide for the transferability of non-qualified stock options in an award agreement at the time of grant or thereafter to certain family members.

Policy Regarding Claw Back of Incentive Compensation

The 2013-14 CIP includes a clawback policy pursuant to which named executive officers and other 2013-14 CIP participants will be required to return all or a portion of incentive compensation paid to them (i) based on any correction or restatement of the Company’s audited financial statements or other factors that contribute to the calculation of the Financial Targets (as defined in the 2013-14 CIP), or (ii) if such participant engages in acts or omissions that would result in a termination for Cause. In addition, the 2010 LTIP provides that in the event of a restatement of the Company’s financial statements that reduces the amount of any previously awarded performance award, where the performance goals would not otherwise have been met had the results been properly reported, the award will be canceled and the participant will pay the Company an amount equal to any gain realized on such award. See “Equity Incentive Plans” for a further description of the clawback feature of the 2010 LTIP.

Severance and Change of Control Benefits

We believe that a strong, experienced management team is essential to the best interests of the Company and our stockholders. We recognize that the possibility of a change of control could arise and that such a possibility could result in the departure or distraction of members of the management team to the detriment of our Company and our stockholders.

To focus our named executive officers on their duties rather than potential distractions from a change of control of our Company, the Compensation Committee adopted an Executive Officer Severance/Change in Control Plan on March 16, 2011 and amended the plan effective May 30, 2012. Currently, Messrs. Sadowsky and Breeman participate in the plan. Under the plan as amended, any executive who participates in the plan who is terminated by the Company without cause will receive six months of continued base salary payments, and any executive who participates in the plan who is terminated by the Company without cause or by the executive for good reason within 12 months from a change in control will receive six months of continued base salary payments and accelerated vesting as to 75% of any unvested options, restricted stock or performance stock units.

Tax and Accounting Considerations

Section 162(m) of the Code denies a federal income tax deduction for certain compensation in excess of $1 million per year paid to the Chief Executive Officer and the three other most highly paid executive officers (other than a company’s Chief Executive Officer and the Chief Financial Officer) of a publicly-traded corporation. Certain types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. In addition, “grandfather” provisions may apply to certain compensation arrangements that were entered into by the corporation before it was publicly held. The Compensation Committee’s policy will be to qualify compensation paid to named executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee will have the right to authorize compensation that would not otherwise be deductible under Section 162(m) or otherwise when it considers it in our best interests to do so.

The Compensation Committee considers the manner in which Section 409A of the Code affects deferred compensation opportunities that we offer to our employees. Section 409A requires, among other things, that “non-qualified deferred compensation” be structured in a way that limits employees’ ability to accelerate or further defer certain kinds of deferred compensation. We intend to operate our existing compensation arrangements that are covered by Section 409A in accordance with the applicable rules thereunder, and we will continue to review and amend our compensation arrangements to comply with Section 409A to the extent deemed necessary by the Compensation Committee.

The Compensation Committee does not believe that tax gross-ups, other than with respect to relocation expenses and other similar perquisites which necessitate a gross-up in order to make the executive whole from a tax perspective, paid by companies to their named executive officers are in the best interests of stockholders. As a result, the Compensation Committee will not approve any employment agreement or compensation plan that provides our named executive officers with a gross-up for federal and/or state income taxes that may arise under either Section 409A of the Code or the golden parachute excise tax rules of Section 280G of the Code.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2013 with respect to the named executive officer. The information presented in this table and corresponding footnotes reflects the one-for-ten reverse stock split, which became effective on April 23, 2013.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard Sadowsky	—	22,500	—	4.30	01/01/2023
John Breeman	—	10,000	—	4.85	11/06/2023
Richard Stalzer (2)	2,875	—	—	4.50	10/15/2022

(1)	The options vest as follows, subject to continued employment on each vesting date: 25% of the shares subject to the option will vest in four equal installments on each anniversary of the holder’s employment date and 75% of the shares subject to the option will vest, subject to achieving certain price targets for our common stock, on the three year anniversary of the holder’s employment date, subject to the holder’s continued employment on those that date. For further discussion, see the sections captioned “Equity Incentive Plans” and “Employment Agreements.”
(2)	Mr. Stalzer resigned effective December 18, 2013, at which time 2,875 options had vested and all of his unvested equity awards were forfeited and canceled as of that date. Mr. Stalzer’s vested options remained exercisable until 90 days from his effective resignation date. These options expired unexercised on March 18, 2014.

Retirement Benefits & Non-qualified Deferred Compensation

We sponsor a 401(k) plan, which is a qualified retirement plan offered to all eligible employees, including our named executive officers, that permits eligible employees to elect to defer a portion of their compensation on a pre-tax basis. The Compensation Committee may in its sole discretion determine to approve a performance-based matching contribution, subject to the Company’s achievement of certain financial metrics. For fiscal year 2013, Messrs. Sadowsky, Breeman and Stalzer received matching contributions in the amounts of $3,577, $1,936 and $6,910, respectively.

Employment Agreements

Richard Sadowsky

In connection with Mr. Sadowsky’s appointment to the position of General Counsel, the Company entered into a Secondment Agreement, dated July 1, 2012, with SNR Denton US LLP, the law firm in which Mr. Sadowsky was a partner from 2002 through 2012. On November 15, 2012, we appointed Mr. Sadowsky to the position of Chief Administrative Officer and entered into an employment offer letter with Mr. Sadowsky (the “Sadowsky Offer Letter”) pursuant to which he became a full-time employee of the Company effective on January 1, 2013. Under the terms of Mr. Sadowsky’s offer letter, Mr. Sadowsky was entitled to an annual base salary of $285,000. Additionally, in accordance with the terms of the Sadowsky Offer Letter and the 2010 LTIP, the Compensation Committee approved the grant to Mr. Sadowsky of options to purchase 22,500 shares of our common stock (which reflects the one-for-ten reverse stock split, which became effective on April 23, 2013), 25% of which options will vest in equal tranches on each of the first four anniversaries of Mr. Sadowsky’s employment date, subject to continued employment on such dates and 75% of which options shall vest on the third anniversary of Mr. Sadowsky’s employment date provided that certain stock price targets are achieved and subject to continued employment on such date. The Company granted these options on January 1, 2013. Under the terms of the Sadowsky Offer Letter, Mr. Sadowsky is eligible to participate in the 2013-14 CIP and is subject to non-disclosure, non-competition and non-solicitation covenants. Furthermore, under the Sadowsky Offer Letter, if we terminate Mr. Sadowsky’s employment without cause, as defined in our Amended and Restated Executive Severance and Change of Control Plan, as amended, he would receive six months of continued base salary payments if he is terminated within two years of his eligibility thereunder. Effective December 20, 2013, we appointed Richard Sadowsky to the position of Acting Chief Executive Officer. In connection with this appointment, Mr. Sadowsky relinquished his titles of Chief Administrative Officer and General Counsel. Pursuant to an amendment to the Sadowsky Offer Letter (the “Sadowsky Amendment”), Mr. Sadowsky’s annual salary increased to $310,000 and Mr. Sadowsky’s ceasing to serve as Acting Chief Executive Officer and returning to his titles of Chief Administrative Officer and General Counsel shall not constitute termination for Good Reason under the Company’s Amended and Restated Executive Severance and Change of Control Plan.

John Breeman

On August 14, 2013 we entered into an employment offer letter with Mr. Breeman (the “Breeman Offer Letter”), pursuant to which Mr. Breeman commenced serving as our Chief Financial Officer. Under the terms of the Breeman Offer Letter, Mr. Breeman is entitled to an annual base salary of $220,000. Additionally, in accordance with the terms of the Breeman Offer Letter and the Company’s 2010 Long-Term Incentive Plan, Mr. Breeman is eligible for an award of options to purchase 10,000 shares of the Company’s common stock, which options will be granted upon final approval by the Compensation Committee of the Company’s Board of Directors. The Company granted these options on November 6, 2013. Subject to continued employment on the applicable vesting dates, 25% of the options will vest in equal tranches on each of the first four anniversaries of Mr. Breeman’s employment date, and 75% of the options will vest on the third anniversary of Mr. Breeman’s employment date provided that certain stock price targets are achieved. Under the terms of the Breeman Offer Letter, Mr. Breeman will be eligible to participate in the Company’s 2013-14 CIP and is subject to non-disclosure, non-competition and non-solicitation covenants. Furthermore, under the Breeman Offer Letter, if the Company terminates Mr. Breeman’s employment without cause, as defined in the Company’s Amended and Restated Executive Severance and Change of Control Plan, he would receive 6 months of continued base salary payments.

Richard Stalzer

Mr. Stalzer entered into an offer letter with the Company, effective January 23, 2012, pursuant to which he began serving as President of the Company’s mobile marketing and advertising business. His offer letter was amended effective November 15, 2012 to reflect his appointment to the position of Chief Executive Officer of the Company. Under the terms of the offer letter, Mr. Stalzer was entitled to an annual base salary of $345,000. Additionally, in accordance with the terms of the offer letter and the Company’s 2010 LTIP, the Compensation Committee of the board of directors approved the grant to Mr. Stalzer of options to purchase 19,000 shares of the Company’s common stock (which reflects the one-for-ten reverse stock split, which became effective on April 23, 2013) upon the completion of the Company’s rights offering, which we issued on October 15, 2014. Additionally, Mr. Stalzer was eligible to participate in the Company’s 2012 CIP and is subject to non-disclosure, non-competition and non-solicitation covenants. If the Company terminated Mr. Stalzer’s employment without cause prior to January 23, 2014, he would have received 6 months of continued base salary payments. On May 22, 2012, we amended Mr. Stalzer’s offer letter. Pursuant to the amendment, Mr. Stalzer became entitled to receive options to purchase 46,000 shares of the Company’s common stock (which reflects the one-for-ten reverse stock split, which became effective on April 23, 2013) under the Company’s 2010 LTIP upon the completion of the Company’s previous rights offering. 25% of Mr. Stalzer’s options will vest in equal tranches on each of the first four anniversaries of Mr. Stalzer’s employment date, subject to continued employment on those dates, and 75% of his options will vest on the third anniversary of Mr. Stalzer’s employment date provided that certain stock price targets are achieved and subject to continued employment on that date. In connection with Mr. Stalzer’s resignation, which was effective December 18, 2013, the Company entered into a Release Agreement with Mr. Stalzer (the “Stalzer Release Agreement”). In accordance with the Stalzer Release Agreement, the Company agreed to pay Mr. Stalzer severance in the aggregate amount of $43,126.66, paid in two equal installments beginning on the Company’s first normal payroll date in January, plus accrued and unpaid vacation or paid time off. As of December 18, 2013, Mr. Stalzer was vested in the right to purchase 2,875 shares of the Company’s common stock. All other unvested equity awards were forfeited and cancelled as of December 18, 2013. Mr. Stalzer’s vested options remained exercisable until 90 days from his effective resignation date. These options expired unexercised on March 18, 2014. Mr. Stalzer remains subject to certain non-disclosure and non-solicitation covenants Mr. Stalzer also agreed to unilaterally release the Company from all claims arising out of his employment with the Company or the cessation thereof (other than claims arising pursuant to the Stalzer Release Agreement). If Mr. Stalzer breaches the Stalzer Release Agreement, among other things, Mr. Stalzer would forfeit his rights to the severance payments thereunder.

Non-Disclosure Agreements

In addition to the restrictive covenants contained in their offer letters, each of the named executive officers have agreed to comply with our non-disclosure and non-competition agreement (the “Non-Disclosure Agreement”) on the following terms, respectively:

Name	Employment Document	Non-Disclosure Agreement	Non-Compete	Non-Solicitation Period Length	Intellectual Property Protection
Richard Sadowsky	Offer Letter	Yes	1 Year	2 Years	1 Year
John Breeman	Offer Letter	Yes	1 Year	2 Years	1 Year
Richard Stalzer	Offer Letter/Release Agreement	Yes	1 Year	2 Years	1 Year

Each of the named executive officers also agrees that the remedy of damages for any breach by him of the provisions of either the employment agreement, offer letter or the Non-Disclosure Agreement is inadequate and that we may be entitled to injunctive relief, without posting any bond, and each agrees not to oppose granting of such relief on the grounds that the damages would adequately compensate us.

Director Compensation

To date, we have provided cash compensation to non-employee directors for their services as directors or members of committees of the board of directors. We have reimbursed and will continue to reimburse such non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors.

In accordance with our Compensation Committee Charter, our Compensation Committee has adopted a compensation program for such non-employee directors, or the “Non-Employee Director Compensation Policy.”

On August 12, 2013, the board of directors approved compensation for members of the board of directors effective commencing with the quarter ending September 30, 2013. Board members shall receive annual cash compensation in the amount of $30,000, with additional fees paid for service on standing committees. Fees to the non-employee directors will be paid quarterly. In addition to the quarterly payment of $7,500 to each director, the chairperson of the Audit Committee will be paid $3,750 quarterly, and the chairpersons of each other standing committee will be paid $2,500 quarterly. Each member of the Audit Committee, Compensation

Committee, Governance and Nominating Committee and Strategic Alternatives Committee, other than the chair positions, will receive $1,250 quarterly. In addition, the board of directors approved grants of restricted stock equal in value to $50,000 to each non-employee director as part of their annual compensation, which restricted stock vests on the one year anniversary of issuance.

The non-employee director compensation policy also provides that non-employee directors must own a number of shares equal to some multiple of their cash retainer within five years of joining our board of directors. This ownership guideline was revised in May 2012 to require our non-employee members of the board to own three times their cash retainer within five years of joining our board of directors.

Below is a summary table of what our 2013 non-employee board members have received through December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
James L. Nelson	74,792	49,998	—	—	62,222	187,012
Jay A. Firestone	50,000	49,998	—	—	62,222	162,220
Hunter C. Gary	60,000	49,998	—	—	62,222	172,220
Brett M. Icahn	45,000	49,998	—	—	62,222	157,220
Kevin Lewis	33,542	49,998	—	—	—	83,540
Barbara Judge (Thomas) (3)	—	—	—	—	47,783	47,783

(1)	The value of Stock Awards represents the grant date fair value of such award. The fair value of Stock Awards, which are restricted stock, is based on the closing price of our common stock on the grant date.
(2)	Amounts in this column reflect income received as a result of restricted stock released throughout 2013.
(3)	Lady Barbara Judge, CBE resigned from the board and its committees effective January 16, 2013.

All of our directors are eligible to participate in our 2010 LTIP and their compensatory equity grants will be granted under, and subject to the terms of, the 2010 LTIP.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of April 24, 2014 certain information regarding the ownership of our capital stock, by (1) each person known to us to beneficially own 5% or more of common stock; (2) each of our executive officers named in the 2013 Summary Compensation Table included in this annual report; and (3) all of our executive officers and directors as a group. This information is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Beneficial ownership, which is determined in accordance with the rules and regulations of the SEC, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of our common stock. The percentage of our common stock beneficially owned by a person or entity assumes that the person or entity has exercised all options and warrants and converted all convertible securities, the person or entity holds that are exercisable or convertible within 60 days of December 31, 2013, and that no other person or entity exercised any of their options or warrants or converted any of their convertible securities. Except as otherwise indicated below or in cases where community property laws apply, to our knowledge, the persons and entities named in the table possess sole voting and investment power over all shares of common stock shown as beneficially owned by the person or entity. The percentage of shares beneficially owned is based upon 4,698,108 shares of common stock outstanding as of April 24, 2014. All share numbers listed below have been adjusted to reflect the one-for-ten reverse stock split implemented on April 23, 2013.

Common Stock

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Entities affiliated with Carl C. Icahn (1)	1,746,627	30.3%
c/o Icahn Associates Corp. 767 Fifth Avenue, 46th Floor New York, NY 10153

Directors and Named Executive Officers:
Hunter C. Gary (2)	16,249	*
Brett M. Icahn (3)	18,118	*
James L. Nelson (4)	8,601	*
Jay A. Firestone (5)	16,901	*
Kevin Lewis (6)	8,503
Richard Stalzer	(7)	(7)
Richard Sadowsky (8)	1,406	*
John Breeman (9)	0
All directors and executive officers as a group (7 persons) (10)	69,778	1.5%

*	Less than one percent of the outstanding shares of our common stock
(1)	Information in the table and this footnote is based upon information contained in a Schedule 13D filed with the SEC on October 19, 2012 by Mr. Carl C. Icahn and includes 1,068,424 shares of common stock issuable upon exercise of warrants beneficially owned by entities affiliated with Mr. Carl C. Icahn. As of October 11, 2012, Mr. Carl C. Icahn had shared voting power and shared dispositive power with regard to 678,203 shares.
(2)	Includes 8,503 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock) and 7,746 shares of common stock.
(3)	Includes 8,503 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock) and 9,615 shares of common stock.
(4)	Includes 8,503 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock) and 98 shares of common stock.
(5)	Includes 8,503 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock) and 8,398 shares of common stock.
(6)	Mr. Lewis joined the board of directors on January 16, 2013. Represents shares of restricted stock granted on August 12, 2013 (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock).
(7)	On December 18, 2013 Mr. Stalzer’s employment terminated and, as such, we are unable to determine Mr. Stalzers’s beneficial ownership.
(8)	In connection with the start of his employment, on January 1, 2013, the Compensation Committee issued to Mr. Sadowsky options to purchase 22,500 shares of common stock (see the section captioned “Executive Compensation – Long-Term Equity Based Compensation”).
(9)	In connection with the start of his employment, on November 6, 2013, the Compensation Committee issued to Mr. Breeman options to purchase 10,000 shares of common stock.

(10)	All directors and executive officers as a group does not include Mr. Stalzer.

Series J Preferred Stock

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Entities affiliated with Carl C. Icahn (1)	1,146,131	95.5%
c/o Icahn Associates Corp. 767 Fifth Avenue, 46th Floor New York, NY 10153

Directors and Named Executive Officers:
Hunter C. Gary	0	0%
Brett M. Icahn	0	0%
James L. Nelson	0	0%
Jay A. Firestone	0	0%
Kevin Lewis	0	0%
Richard Stalzer	(2)	(2)
Richard Sadowsky	0	0%
John Breeman	0	0%
All directors and executive officers as a group (7 persons) (3)*	0	0%

*	Less than one percent of the outstanding shares of our Series J preferred stock
(1)	Information in the table and this footnote is based upon information contained in a Schedule 13D filed with the SEC on October 19, 2012 by Mr. Carl C. Icahn.
(2)	On December 18, 2013 Mr. Stalzer’s employment terminated and, as such, we are unable to determine Mr. Stalzer’s beneficial ownership.
(3)	All directors and executive officers as a group does not include Mr. Stalzer.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table discloses the securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	107,734	$18.42	530,824
Equity compensation plan not approved by security holders	—	—	—
Total	—	—

(1)	Includes 107,330 outstanding stock options and 404 outstanding restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Arrangement with Icahn Sourcing

Icahn Sourcing LLC is an entity formed and controlled by Mr. Carl C. Icahn in order to leverage the potential buying power of a group of entities which Mr. Carl C. Icahn either owns or with which he otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. We are a member of this buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. In return, Icahn Sourcing may disclose certain information to the vendors regarding our historic usage and future needs with respect to particular goods and services. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors and we are under no legal obligation to do so. Our agreement with Icahn Sourcing specifies no fees will be paid by either party to the other with respect to the buying group arrangement and that we may terminate our participation in the arrangement at any time. We have purchased a variety of goods and services as a member of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

Term Loan

We entered into a $20.0 million term loan with High River on September 16, 2011, and subsequently amended the terms on November 14, 2011 and February 28, 2012. The term loan accrued interest at 9% per year, which was paid-in-kind quarterly through capitalizing interest and adding it to the principal balance, was secured by a first lien on substantially all of our assets and was guaranteed by two of Motricity’s subsidiaries, mCore International and Motricity Canada. On May 10, 2012, we further amended the terms of the term loan and High River agreed to provide us with a $5 million revolving credit facility. No amounts were borrowed under the revolving credit facility which was terminated upon the completion of our rights offering on October 11, 2012. We repaid the term loan in full, approximately $23.8 million in principal and accrued interest, on August 19, 2013.

High River is beneficially owned by Carl C. Icahn, who, as of April 24, 2014, beneficially owned approximately 30.3% of the Company’s outstanding shares of common stock, controls approximately 14.4% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock. Brett M. Icahn, a director of the Company, is the son of Carl C. Icahn, and Hunter C. Gary, a director of the Company, is married to Carl C. Icahn’s wife’s daughter. The term loan, as amended, was unanimously approved by a committee comprised of disinterested directors of the Company’s board of directors.

Corporate Opportunities Waiver

In order to address potential conflicts of interest between us and the funds affiliated with New Enterprise Associates, Inc. and TCV V L.P., and Koala Holding LP, and any person or entity affiliated with these investors (each, an “Exempted Investor”), our amended and restated certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve each Exempted Investor and its officers, directors or employees, and our powers, rights, duties and liabilities and those of our officers, directors and stockholders in connection with our relationship with each such investor.

Our amended and restated certificate of incorporation provides that no Exempted Investor is under any duty to present any corporate opportunity to us which may be a corporate opportunity for such Exempted Investor or any officer, director or employee thereof and us and each Exempted Investor or any officer, director or employee thereof will not be liable to us or our stockholders for breach of any fiduciary duty as our stockholder or director by reason of the fact that such Exempted Investor pursues or acquires that corporate opportunity for itself, directs that corporate opportunity to another person or does not present that corporate opportunity to us. For purposes of our amended and restated certificate of incorporation, “corporate opportunities” include business opportunities that we are financially able to undertake, that are, from their nature, in our line of business, are of practical advantage to us and are ones in which we have an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of each Exempted Investor or its officers or directors will be brought into conflict with our self-interest. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock will be deemed to have consented to these provisions of our amended and restated certificate of incorporation.

Prior Rights Offering

On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of record of our common stock at the close of business on July 23, 2012 one transferable subscription right per share of common stock owned. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for a unit consisting of 0.02599 shares of 13% Redeemable Series J preferred stock and 0.21987 warrants to purchase a share of common stock at a subscription price of $0.65 as well as an over-subscription right. Mr. Carl C. Icahn and his affiliates were given the opportunity to participate in the rights offering on the same terms and conditions as all of our other stockholders. Mr. Carl C. Icahn and his affiliates collectively exercised their basic subscription right and over-subscription right in full. The rights offering was fully subscribed and closed on October 11, 2012. We received approximately $27.8 million in net proceeds from the rights offering. Immediately following the consummation of the rights offering, Mr. Carl C. Icahn beneficially owned approximately 30.4% of the Company’s common stock and controlled approximately 14.5% of the voting power of its common stock, and held 1,146,131 shares of Series J preferred stock, or approximately 95.5% of that class of stock, which class has limited voting rights.

Director Independence

Set forth below are the names of each person who currently serve or have served, since January 1, 2012, as a member of the board of directors of the Company:

•	James L. Nelson

•	Jay A. Firestone

•	Hunter C. Gary

•	Brett M. Icahn

•	Kevin Lewis*

•	Lady Barbara Judge, CBE*

*On January 16, 2013, Lady Barbara Judge, CBE resigned from her position as a director and as a member of our compensation committee and governance and nominating committee, effective immediately. Also on January 16, 2013, the board of directors appointed Kevin Lewis as a director to fill the vacancies on the board of directors and on the compensation committee created by Lady Judge’s resignation. The board of directors appointed James L. Nelson as a member of our governance and nominating committee to fill the vacancy on that committee left by Lady Judge.

The board of directors has determined that each director listed above is or was an independent director, as such term is defined in the corporate governance rules of NASDAQ, constituting a majority of independent directors on our board of directors as required by NASDAQ rules. In considering independence, the board of directors considered, in addition to relationships disclosed under “Certain Relationships and Related Transactions, and Director Independence,” (i) Mr. Gary’s relationships with entities controlled by Mr. Carl C. Icahn described under “Directors and Executive Officers” and that Mr. Gary is married to Mr. Carl C. Icahn’s wife’s daughter, and (ii) Mr. Brett Icahn’s relationships with entities controlled by Mr. Carl C. Icahn described under “Directors” and that Mr. Brett Icahn is the son of Mr. Carl C. Icahn.

Item 14. Principal Accountant Fees and Services.

Principal Accounting Firm

Grant Thornton acted as the Company’s independent auditors for the fiscal years ended December 31, 2013 and 2012.

Audit Fees

During the years ended December 31, 2013 and 2012, we incurred fees and related expenses for professional services rendered by Grant Thornton LLP relating to the audit and review of the financial statements of the respective years totaling approximately $0.4 million and $0.6 million, respectively. “Audit Fees” included fees for professional services and expenses relating to the reviews of our quarterly financial statements and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and 2012, June 30, 2013 and 2012 and September 30, 2013 and 2012. This included the recasting of our financial statements to be included in our Quarterly on Form 10-Q for the quarter ended September 30, 2013 and in our Annual Report on Form 10-K for the year ended December 31, 2013 to present portions of our business as discontinued operations. “Audit Fees” for years ended December 31, 2013 and 2012 also include fees relating to the procedures relating to our Forms S-1, S-4 and S-8 filings.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor. All audit-related and tax services for fiscal years 2013 and 2012 by Grant Thornton were pre-approved by the Audit Committee of the Company.

The Audit Committee has determined that the rendering of the services by Grant Thornton, other than the audit services, is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)

(1) Financial Statements

See Part II—Item 8. Financial Statements in our Annual Report on Form 10-K filed on March 31, 2014.

(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

All financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

See Part II—Item 8. Financial Statements in our Annual Report on Form 10-K filed on March 31, 2014.

(3) Exhibits

The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K filed on March 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLTARI CORPORATION

Date: April 30, 2014	By:	/s/ Richard Sadowsky
Richard Sadowsky
Acting Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1*	Certification of Richard Sadowsky pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of John Breeman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*	Filed herewith.
**	Furnished herewith.