Form 10-Q
period 2014-03-31
Voltari Corp
filed 2014-05-15
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 2, 2014, there were 4,698,108 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

		Page
	PART I

Item 1.	Condensed Consolidated Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	2
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the year ended December 31, 2013 and the three months ended March 31, 2014	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

	PART II

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
	Signatures	21

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2014	December 31, 2013

Assets
Current assets
Cash and cash equivalents	$19,486	$25,150
Accounts receivable, net of allowance for doubtful accounts of $65 and $26, respectively	3,170	3,121
Prepaid expenses and other current assets	1,284	1,218
Assets held for sale	1,298	1,622
Total current assets	25,238	31,111
Property and equipment, net	5,697	5,815
Goodwill	2,416	2,416
Intangible assets, net	2,585	2,766
Other assets	148	296
Total assets	$36,084	$42,404

Liabilities, redeemable preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$3,284	$4,359
Accrued compensation	1,106	1,111
Other current liabilities	1,240	1,160
Liabilities held for sale	261	551
Total current liabilities	5,891	7,181
Other non-current liabilities	24	21
Total liabilities	5,915	7,202

Commitments and contingencies

Redeemable preferred stock, $0.001 par value; 1,199,643 shares issued and outstanding at March 31, 2014 and December 31, 2013. Redemption value: $36,279 and $35,152 at March 31, 2014 and December 31, 2013, respectively.	32,382	31,124

Stockholders’ equity (deficit)
Common stock, $0.001 par value; 625,000,000 shares authorized; 4,698,108 shares issued and outstanding at March 31, 2014 and December 31, 2013	5	5
Additional paid-in capital	567,543	568,714
Accumulated deficit	(569,081)	(564,036)
Accumulated other comprehensive loss	(680)	(605)
Total stockholders’ equity (deficit)	(2,213)	4,078
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$36,084	$42,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$2,631	$2,036

Operating expenses
Direct third-party expenses	1,470	1,149
Datacenter and network operations, excluding depreciation	1,300	288
Product development and sustainment, excluding depreciation	806	580
Sales and marketing, excluding depreciation	1,217	1,631
General and administrative, excluding depreciation	1,593	4,518
Depreciation and amortization	1,267	653
Total operating expenses	7,653	8,819
Operating loss	(5,022)	(6,783)
Other expense, net
Other expense	(2)	(57)
Interest and investment income, net	2	7
Interest expense	—	(500)
Total other expense, net	—	(550)
Loss from continuing operations before income taxes	(5,022)	(7,333)
Provision for income taxes	—	—
Net loss from continuing operations	(5,022)	(7,333)
Net income (loss) from discontinued operations	(23)	7,529
Net income (loss)	(5,045)	196
Accretion of redeemable preferred stock	(143)	(127)
Series J redeemable preferred stock dividends	(1,127)	(992)
Net loss attributable to common stockholders	$(6,315)	$(923)

Net income (loss) per share attributable to common stockholders - basic and diluted
Continuing operations	$(1.35)	$(1.83)
Discontinued operations	—	1.63
Total net loss per share attributable to common stockholders	$(1.35)	$(0.20)

Weighted-average common shares outstanding – basic and diluted	4,655,593	4,626,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income (loss)	$(5,045)	$196
Other comprehensive loss:
Foreign currency translation adjustment	(75)	(92)
Other comprehensive loss	(75)	(92)
Comprehensive income (loss)	$(5,120)	$104
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance as of December 31, 2012	4,673,275	$47	$573,166	$(553,722)	$(641)	$18,850
Net loss	—	—	—	(10,314)	—	(10,314)
Other comprehensive income	—	—	—	—	36	36
Redeemable preferred stock dividends	—	—	(4,221)	—	—	(4,221)
Accretion of redeemable preferred stock	—	—	(525)	—	—	(525)
Adjustment for reverse stock split	(135)	(42)	42	—	—	—
Restricted stock activity	24,968	—	(97)	—	—	(97)
Stock-based compensation expense	—	—	349	—	—	349
Balance as of December 31, 2013	4,698,108	5	568,714	(564,036)	(605)	4,078
Net loss	—	—	—	(5,045)	—	(5,045)
Other comprehensive loss	—	—	—	—	(75)	(75)
Redeemable preferred stock dividends	—	—	(1,127)	—	—	(1,127)
Accretion of redeemable preferred stock	—	—	(143)	—	—	(143)
Stock-based compensation expense	—	—	99	—	—	99
Balance as of March 31, 2014	4,698,108	$5	$567,543	$(569,081)	$(680)	$(2,213)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(5,045)	$196
(Income) loss from discontinued operations	23	(7,529)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,267	653
Stock-based compensation expense	99	120
Other non-cash adjustments	40	397
Changes in operating assets and liabilities:
Accounts receivable	(146)	22
Prepaid expenses and other current assets	40	1,358
Accounts payable and accrued expenses	(1,009)	(318)
Net cash used in operating activities - continuing operations	(4,731)	(5,101)
Net cash provided by operating activities - discontinued operations	103	8,998
Net cash provided by (used in) operating activities	(4,628)	3,897

Cash flows from investing activities:
Purchases of property and equipment	(4)	(102)
Capitalized software development costs	(955)	(509)
Proceeds from sale of fixed assets	—	35
Net cash used in investing activities - continuing operations	(959)	(576)

Cash flows from financing activities:
Rights offering costs	—	(441)
Net cash used in financing activities - continuing operations	—	(441)
Effect of exchange rate changes on cash and cash equivalents	(70)	(80)
Net increase (decrease) in cash and cash equivalents	(5,657)	2,800
Cash and cash equivalents at beginning of period	25,150	50,940
Cash reclassified to assets held for sale at beginning of period	450	588
Cash reclassified to assets held for sale at end of period	(457)	(680)
Cash and cash equivalents at end of period	$19,486	$53,648

Supplemental schedule of cash flow information:
Series J redeemable preferred stock dividends paid in-kind	$1,115	$940
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Description and Basis of Presentation

Business Description
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or for any other period.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include the allowance for doubtful accounts receivable, valuation of deferred tax assets, valuation of goodwill, long-lived and intangible assets, stock-based compensation, litigation and other loss contingencies. Actual results could differ from those estimates.

The Company effected a one-for-ten reverse stock split of its common stock on April 23, 2013. The exercise price and the number of common shares issuable under the Company’s share-based compensation plans and upon exercise of the Company’s outstanding warrants to purchase common stock, as well as the issued and outstanding share capital have been correspondingly adjusted in this Quarterly Report on Form 10-Q to reflect the reverse stock split.

Reclassifications
During 2013, we exited our U.S. carrier business, completed the sale of our Generation5 Mathematical Technology ("Gen5") business, and commenced negotiations for the sale of our messaging business in the U.S. and Canada. As a result, the operations of our U.S. and Canadian messaging business are reported as discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 and all of the operations related to our U.S. carrier business and Gen5 business are reported as discontinued operations in the condensed consolidated financial statements for the three months

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

ended March 31, 2013. The assets and liabilities related to our U.S. and Canadian messaging business are reported as assets and liabilities held for sale on the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013. See Note 5 - Discontinued Operations for more information.

2. Summary of Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Management believes there have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This ASU amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective on a prospective basis for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company will adopt this ASU effective January 1, 2015. Adoption is not expected to have a material impact on our consolidated financial statements.

3. Property and Equipment, net

Information related to our major categories of our property and equipment, net, is as follows (dollars in thousands):

	As of
	March 31, 2014	December 31, 2013
Capitalized software	$50,454	$49,498
Computer software and equipment	24,361	24,357
Leasehold improvements	5,569	5,569
Equipment, furniture and fixtures	1,474	1,474
Total property and equipment	81,858	80,898
Less: Accumulated depreciation and amortization	(45,080)	(44,002)
Less: Accumulated impairments	(31,081)	(31,081)
Property and equipment, net	$5,697	$5,815

We capitalized software development costs associated with internal-use software of $1.0 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

Depreciation expense from continuing operations totaled $1.1 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

4. Intangible Assets, net

The following table provides information regarding our intangible assets, net for the periods presented (dollars in thousands):

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of March 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$14,193	$(14,058)	$135	$14,228	$(14,054)	$174
Technology	8,693	(6,085)	2,608	8,693	(5,902)	2,791
Total	22,886	(20,143)	2,743	22,921	(19,956)	2,965
Less: Held for Sale	1,185	(1,027)	158	1,220	(1,021)	199
Total intangible assets, net	$21,701	$(19,116)	$2,585	$21,701	$(18,935)	$2,766

Amortization expense included in continuing operations was $0.2 million for each of the three months ended March 31, 2014 and 2013.

Estimated annual amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years are as follows (in thousands):

Fiscal year ending December 31,
2014 (remainder of fiscal year)	602
2015	852
2016	641
2017	545
2018	108

5. Discontinued Operations

U.S. Carrier Operations
In December 2012, AT&T gave notice that it was terminating a revenue generating agreement that was material to the Company, and in April 2013, AT&T exercised its right to terminate its other material contract with us, both of which were effective on June 30, 2013. Thereafter, in June 2013, we elected to assign all of our rights and interests under our Verizon Portal Agreement to Opalhaven Corporation, also effective June 30, 2013. In light of these events, we decided to wind down our U.S. carrier operations and increase our focus on our mobile media business. Accordingly, all operations related to our U.S. carrier business are reported as discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2013.

Gen5 and Messaging Operations
On October 31, 2013, we completed the sale of our Gen5 business to a third party. During the fourth quarter of 2013, in order to better align with our overall strategic direction, we commenced negotiations for the sale of our messaging business in the U.S. and Canada. Accordingly, the operations related to Gen5 are reported as discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2013 and the operations related to our messaging business in the U.S. and Canada are reported as discontinued operations in the condensed consolidated financial statements for all periods presented. The assets and liabilities related to our U.S. and Canadian messaging business are reported as assets and liabilities held for sale on the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.

Discontinued operations on the condensed consolidated statements of operations for the three months ended March 31, 2014 is as follows (in thousands):

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31, 2014
	U.S. Messaging & Other	Canadian Messaging	Total
Revenue	$267	$332	$599
Operating income (loss)	211	(90)	121
Other expense	(97)	(47)	(144)
Net income (loss) from discontinued operations	$114	$(137)	$(23)

Discontinued operations on the condensed consolidated statements of operations for the three months ended March 31, 2013 is as follows (in thousands):

	Three Months Ended March 31, 2013
	U.S. Carrier	U.S. Messaging	Canadian Messaging & Gen5	Total
Revenue	$14,918	$302	$1,116	$16,336
Operating income (loss)	7,815	(76)	(210)	7,529
Net income (loss) from discontinued operations	$7,815	$(76)	$(210)	$7,529

As of March 31, 2014 and December 31, 2013, the assets and liabilities related to our messaging business in the U.S. and Canada were classified as held for sale on our consolidated balance sheets and consisted of the following (in thousands):

	March 31, 2014	December 31, 2013

Assets:
Cash and cash equivalents	$457	$450
Accounts receivable, net of allowance for doubtful accounts of $92 and $49, respectively	652	928
Prepaid expenses and other current assets	7	20
Property and equipment, net	2	2
Intangible assets, net	158	199
Other assets	22	23
Total assets	$1,298	$1,622
Liabilities:
Accounts payable and accrued expenses	100	207
Accrued compensation	111	108
Deferred revenue	30	—
Other current liabilities	20	236
Total liabilities	$261	$551

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of
	March 31, 2014	December 31, 2013
Trade related	$488	$1,016
Accrued third party costs	1,553	1,566
Accrued taxes payable	1,107	1,160
Other accrued expenses	136	617
	$3,284	$4,359

7. Redeemable Preferred Stock

Upon successful completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and (after giving effect to the one-for-ten reverse stock split that took effect in April 2013) 1,014,982 common stock warrants in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity on our condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of 5 years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $6.3 million, in-kind rather than in cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid in-kind dividend payments made on January 1, 2013, April 1, 2013, July 1, 2013, October 1, 2013, January 1, 2014 and April 1, 2014. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

Our Series J preferred stock has a preference upon dissolution, liquidation or winding up of the Company in respect of assets available for distribution to stockholders. The liquidation preference of the Series J preferred stock is initially $25 per share. If the quarterly cash dividends on the Series J preferred stock are not paid, which has been the case to date, the liquidation preference is adjusted and increased quarterly (i) until October 11, 2017, by an amount equal to 3.25% of the liquidation preference per share, as in effect at such time and (ii) thereafter by an amount equal to 3.5% of the liquidation preference per share, as in effect at such time. The quarterly accretion will continue until the shares are redeemed, or until the Company's affairs are liquidated, dissolved or wound-up.

As of March 31, 2014, our Series J preferred stock has an aggregate redemption value of approximately $36.3 million, including paid in-kind dividends of $5.2 million and accrued dividends of $1.1 million which are included within Other current liabilities on our condensed consolidated balance sheet. We recorded accretion expense associated with our Series J preferred stock of $0.1 million for both the three months ended March 31, 2014 and 2013.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net loss attributable to common stockholders	$(6,315)	$(923)

Weighted-average common shares outstanding - basic and diluted	4,655,593	4,626,954

Net loss per share attributable to common stockholders - basic and diluted	$(1.35)	$(0.20)

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

	March 31,
	2014	2013
Warrants to purchase common stock	1,215,661	1,215,661
Options to purchase common stock	82,339	233,635
Restricted stock	43,037	46,242
Total securities excluded from net loss per share attributable to common stockholders	1,341,037	1,495,538

9. Commitments and Contingencies

Legal Proceedings
Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity, Inc. ("Motricity") between June 18, 2010 and August 9, 2011 or in Motricity's IPO. Motricity, which was our predecessor registrant, is now our wholly-owned subsidiary and has changed its name to Voltari Operating Corp. The defendants in the case were Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in Motricity's IPO, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint sought, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011.  The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

amended complaint was filed on April 17, 2013. On May 30, 2013, we filed a motion to dismiss the third amended complaint, which was granted by the Court on October 1, 2013. On October 31, 2013, the plaintiffs filed a notice of appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit.

Derivative Actions. In addition, during September and October 2011, three shareholder derivative complaints were filed against Voltari Operating Corp. (then known as Motricity, Inc.) and certain of our current and former directors and officers (including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jay A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner, James L. Nelson and Jay Firestone) in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. Two of the derivative actions were consolidated on October 27, 2011. On November 8, 2011, the parties filed a stipulation to stay completely the consolidated derivative action until the Court ruled on the dismissal motion in the consolidated class action.  The court granted the parties' stipulation on November 10, 2011, thereby staying the consolidated derivative action.  On November 14, 2011, the third derivative action was transferred to the consolidated derivative proceeding, thereby subjecting it to the proceeding's litigation stay. The consolidated derivative proceeding was voluntarily dismissed by the plaintiff, without prejudice, by a notice filed on December 3, 2013.

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

10. Subsequent Event

On April 28, 2014, we entered into a definitive asset purchase agreement to sell our U.S. and Canadian messaging business for approximately $0.5 million, including cash consideration of $0.3 million and a $0.2 million short-term promissory note. The agreement is subject to customary closing conditions. We expect to recognize a pre-tax gain of approximately $0.3 million on the sale. The transaction is expected to close in the second quarter of 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein.

Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934 regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, the realignment of our strategic path, including future product offerings, the sufficiency of our capital resources to meet our cash needs, the disposition of our U.S. and Canadian messaging business, and the anticipated growth and trends in our businesses, including developments in the market for our products. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	our ability to raise additional capital or generate the cash necessary to continue and expand our operations;

•	our ability to raise additional capital or generate the cash necessary to redeem our Series J preferred stock if required to do so;

•	our ability to protect and make use of our substantial net operating loss carryforwards;

•	our ability to compete in the highly competitive nature of the digital advertising and marketing industry;

•	the market for our services, including the continued growth in usage of smartphones, tablets and other mobile connected devices;

•	our ability to keep pace with technological and market developments;

•	our ability to attract and maintain customers;

•	our ability to collect and use data;

•	risks related to any acquisitions or dispositions that we may pursue;

•	the impact of government regulation, legal requirements or industry standards relating to consumer privacy and data protection;

•	our ongoing leadership transition;

•	our ability to protect the confidentiality of our proprietary information;

•	any systems failures of software errors;

•	risks associated with our international sales and operations; and

•	the impact and costs and expenses of any litigation we may be subject to now or in the future.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above, as well as the risks and uncertainties discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and elsewhere in this Quarterly Report on Form 10-Q. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

Business Overview
We empower our customers (including brands, marketers and advertising agencies) to maximize the reach and economic potential of the mobile ecosystem through the delivery of relevance-driven merchandising, digital marketing and advertising solutions, primarily over smartphones and other mobile devices. Voltari uses advanced predictive analytics capabilities and real-time data management (including sophisticated data curation and modeling) to deliver the right content to the right person at the right time. Voltari’s unique combination of technology, expertise and go-to-market approach delivers return-on-investment for our customers.

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

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from most of our international carrier business (except for continuing business in the UK) and, on June 30, 2013, concluded our U.S. carrier business. On October 31, 2013, we completed the sale of our Gen5 business. During the fourth quarter of 2013, in order to better align with our overall strategic direction, we commenced negotiations for the sale of our messaging business in the U.S. and Canada. On April 28, 2014, we entered into a definitive asset purchase agreement to sell our U.S. & Canadian messaging business (see Note 10 - Subsequent Event for more information). We are now focused on our digital media and marketing business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services. We are also exploring offering predictive analytics services to website owners, application developers, mobile advertising trading desks and mobile ad exchanges.

Recent Developments
To address the challenges presented by the market conditions and the other risks and uncertainties facing our business and to realign our strategic path, we have continued to implement cost saving measures, including a reduction in our workforce, the delay or cancellation of some hiring plans, and a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives. These measures are designed to realign our strategic path, streamline our business and improve the quality of our product offerings while saving costs. Our success will depend on our ability to successfully execute one or more financing alternatives, successfully develop and use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards and expand our customer base, which are all subject to the risks and uncertainties discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q.

This realignment of our strategic path and consideration of financing options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We are planning to expand our product offerings to add online and display solutions to our suite of mobile data services. We are also exploring offering predictive analytics services to website owners, application developers, mobile advertising trading desks and mobile ad exchanges. We cannot assure that we will be successful in our efforts in obtaining financing, realigning our strategic path, or increasing our focus on our digital media and marketing business. The uncertainty inherent in our strategic review can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of other officers and key employees.

As a result of the foregoing factors, the recent significant changes in our company, the realignment of our strategic path, our exploration of financing alternatives and other changes in our business, our historical results of operations, including periods prior to the periods presented herein, are not necessarily indicative of the operating results to be expected in the future.

Results of Operations
Our continuing operations consist of our digital media and advertising business and our wireless carrier contracts in the UK. During 2013, we exited our U.S. carrier business, completed the sale of our Gen5 business, and commenced negotiations for the sale of our messaging business in the U.S. and Canada. As a result, the operations of our U.S. and Canadian messaging business are reported as discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 and all of the operations related to our U.S. carrier business and Gen5 business are reported as discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2013. See Note 5 - Discontinued Operations to our condensed consolidated financial statements for more information.

Total revenue

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Total revenue	$2,631	$2,036	$595	29.2%

Total revenue for the three months ended March 31, 2014 increased $0.6 million, or 29.2%, compared to the three months ended March 31, 2013. This change is directly attributable to a $0.6 million increase in revenue from our advertising business. The growth in revenue from our advertising business is the result of new customer acquisitions and an increase in sales to existing customers.

We generated revenue of $0.3 million from our UK carrier business during the three months ended March 31, 2014, which remained relatively flat compared to the three months ended March 31, 2013.

We generated 88% and 82% of our revenues in the U.S. for the three months ended March 31, 2014 and 2013, respectively.

Two customers accounted for 30% of our total revenue for the three months ended March 31, 2014. Three customers accounted for 62% of our total revenue for the three months ended March 31, 2013.

Operating expenses

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$1,470	$1,149	$321	27.9%
Datacenter and network operations*	1,300	288	1,012	351.4
Product development and sustainment*	806	580	226	39.0
Sales and marketing*	1,217	1,631	(414)	(25.4)
General and administrative*	1,593	4,518	(2,925)	(64.7)
Depreciation and amortization	1,267	653	614	94.0
Total operating expenses	$7,653	$8,819	$(1,166)	(13.2)%
*     excluding depreciation

Direct third-party expenses
For the three months ended March 31, 2014, direct third-party expenses increased $0.3 million, or 27.9%, compared to the three months ended March 31, 2013. This increase in costs was associated with our mobile media and advertising business. In connection with the increased revenue from advertising described above, we incurred increased costs in the form of fees paid to publishers for displaying customer advertisements and ad data and serving fees.

Datacenter and network operations, excluding depreciation
Datacenter and network operations expense, excluding depreciation, consists primarily of personnel and outsourcing costs to operate our datacenters, as well as power, bandwidth capacity and software maintenance and support. For the three months ended March 31, 2014, datacenter and network operations expense, excluding depreciation, increased $1.0 million, or 351.4%, compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, these costs amounted to $1.4 million, of which $1.3 million is included in net loss from continuing operations. For the three months ended March 31, 2013, these costs amounted to $3.0 million, of which $0.3 million is included in net loss from continuing operations. The increase was primarily driven by the allocation to our mobile media and advertising business of certain continuing costs previously borne by discontinued carrier and messaging operations. These costs include the following, which are related to supporting our carrier-grade data center through the first quarter of 2014:

•	$0.5 million in bandwidth expenses, including hosting, infrastructure and server costs;

•	$0.3 million in salaries and benefits and contractor costs; and

•	$0.2 million in facilities and equipment costs, software maintenance and support fees.

Product development and sustainment, excluding depreciation
For the three months ended March 31, 2014, product development and sustainment expense, excluding depreciation, increased $0.2 million, or 39.0%, compared to the three months ended March 31, 2013. This increase was primarily due to an increase in bandwidth expenses, primarily data costs.

Sales and marketing, excluding depreciation
For the three months ended March 31, 2014, sales and marketing expense, excluding depreciation, decreased $0.4 million, or 25.4%, compared to the three months ended March 31, 2013. This decrease was primarily due to a decrease in personnel costs as well as facilities and equipment costs.

General and administrative, excluding depreciation
For the three months ended March 31, 2014, general and administrative expense, excluding depreciation, decreased $2.9 million, or 64.7%, compared to the three months ended March 31, 2013. This decrease was primarily due to:

•
$1.9 million decrease in professional services fees, principally legal, accounting and other costs that were higher in 2013 due to work on various SEC filings related to a reorganization transaction and the one-for-ten reverse stock split occurring in April of that year; and

•	$1.0 million decrease in salaries and benefits and contractor costs, driven by a reduction in personnel and reduced use of contractors in 2014.

Depreciation and amortization
For the three months ended March 31, 2014, depreciation and amortization expense increased $0.6 million, or 94.0%, compared to the three months ended March 31, 2013. This change is primarily due to a $0.4 million increase in amortization expense associated with internal-use software, which we began capitalizing in the first quarter of 2013. The remainder relates to an increase in depreciation expense associated with fixed assets retained for use in our mobile media and advertising business after discontinuing our U.S. carrier business.

Other expense, net
For the three months ended March 31, 2013, other expense, net, of $0.6 million consisted primarily of interest expense associated with our term loan with High River, which we repaid in full in August 2013. This repayment resulted in no Other expense, net for the three months ended March 31, 2014.
Net income (loss) from discontinued operations

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net income (loss) from discontinued operations	$(23)	$7,529	$(7,552)	(100.3)%

Net loss from discontinued operations for the three months ended March 31, 2014 of $23.0 thousand reflects the combined net loss generated from our U.S. and Canadian messaging business in addition to residual charges related to operations discontinued prior to 2014. Net income from discontinued operations for the three months ended March 31, 2013 of $7.5 million reflects the net income generated from our U.S. carrier operations, partially offset by net losses attributable to Gen5 and our U.S. and Canadian messaging operations. See Note 5 - Discontinued Operations to our condensed consolidated financial statements for more information.
Net income (loss)

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net income (loss)	$(5,045)	$196	$(5,241)	2,674.0%
For the three months ended March 31, 2014, net loss was $5.0 million, compared to net income of $0.2 million for the three months ended March 31, 2013. The $5.2 million decrease in net income (increase in net loss) is primarily due to a $7.6 million decrease in income associated with discontinued operations, partially offset by increased revenue of $0.6 million from continuing operations and reductions in operating expenses of $1.2 million and other expense of $0.6 million.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal source of liquidity as of March 31, 2014 consisted of cash and cash equivalents of approximately $20 million. On October 11, 2012, we consummated a rights offering that was fully subscribed and resulted in approximately $27.8 million in net proceeds. This contributed to our ability to repay our term loan in the principal amount of $20 million from High River Limited Partnership in August 2013. We continue to use the proceeds from the rights offering for general corporate and working capital purposes, including any acquisitions we may pursue.

Over the near term, we expect that working capital requirements will continue to be our principal need for liquidity. In the long term, working capital requirements are expected to increase if we succeed in executing our longer-term business plan and growing our business, which includes enhanced focus on our digital media and advertising business and exploring new predictive analytics service offerings. We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our short and long-term liquidity may be affected by the risks and uncertainties discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q. Our short-term liquidity may also be adversely affected if, and to the extent that, our Series J preferred stock becomes redeemable. Our longer-term liquidity and ability to execute on our longer term business plan is potentially contingent on our ability to compensate for the loss of the substantial cash provided from discontinued operations, our ability to raise additional capital, and on our not experiencing any events that may cause redemption of our Series J preferred stock. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue, and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer-term business plan.

We cannot assure that sufficient capital will be available on acceptable terms, if at all, or that we will generate sufficient funds from operations to adequately fund our longer term operating needs. If we are unable to raise sufficient funds, we may need to implement additional cost reduction measures and explore other sources to fund our longer term business needs. Our failure to do so could result in, among other things, loss of our customers and a loss of our stockholders’ entire investment. Our ability to meet our liquidity needs or raise additional funds may also be adversely affected by the legal proceedings we are subject to as described in Part II, Item 1 - Legal Proceedings. Our operating performance may also be affected by risks and uncertainties discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows
As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $19.5 million and $25.2 million, respectively. The decrease reflects cash used in operating activities of $4.6 million and cash used in investing activities of $1.0 million.

Net Cash Used in Operating Activities
For the three months ended March 31, 2014, net cash of $4.6 million was used in operating activities. Operating activities from continuing operations used $4.7 million of cash consisting primarily of our net loss of $5.0 million, adjusted for $23.0 thousand of loss from discontinued operations. The change in our operating assets and liabilities was principally driven by a decrease in accounts payable and accrued expenses due to the timing of receipt of invoices from our third-party partners and a reduction in accruals relating to contractor services, primarily due to lower utilization of finance and accounting contractor personnel, and legal fees. The change in our operating assets and liabilities is offset by various non-cash items, including $1.3 million for depreciation and amortization and $0.1 million for stock-based compensation expense. Operating activities from discontinued operations provided $0.1 million of cash during the three months ended March 31, 2014.

Net Cash Used in Investing Activities
For the three months ended March 31, 2014, cash of $1.0 million was used in investing activities. During the period, we capitalized software development costs of $1.0 million associated with our Voltari-Connect platform, including costs to develop new software products and significant enhancements to existing software products.

Net Cash Provided by/Used in Financing Activities
There was no cash provided by or used in financing activities for the three months ended March 31, 2014.

Off-Balance Sheet Arrangements
As of December 31, 2013 and March 31, 2014, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions and in certain cases the difference may be material. Our critical accounting policies and estimates include those involved in recognition of revenue, the allowance for doubtful accounts receivable, software development costs, valuation of goodwill, long-lived and intangible assets, provision for income taxes, stock-based compensation and accounting for our redeemable preferred stock.

A detailed discussion of our critical accounting policies and estimates is available in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes with respect to those policies or estimates during the period covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This ASU amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective on a prospective basis for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company will adopt this ASU effective January 1, 2015. Adoption is not expected to have a material impact on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide qualitative and quantitative disclosures about market risk because we are a smaller reporting company.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Acting Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Acting Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Acting Chief Executive Officer.*

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Acting Chief Executive Officer.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLTARI CORPORATION

Date:	May 15, 2014	By:	/s/ John Breeman
John Breeman
Chief Financial Officer (principal financial and accounting officer)