Form 10-Q
period 2014-06-30
Voltari Corp
filed 2014-08-07
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 4, 2014, there were 4,698,108 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2014	December 31, 2013

Assets
Current assets
Cash and cash equivalents	$15,442	$24,745
Accounts receivable, net of allowance for doubtful accounts of $193 and $26, respectively	3,158	3,002
Prepaid expenses and other current assets	1,336	1,215
Assets held for sale	831	2,149
Total current assets	20,767	31,111
Property and equipment, net	5,499	5,815
Goodwill	2,416	2,416
Intangible assets, net	2,403	2,766
Other assets	170	296
Total assets	$31,255	$42,404

Liabilities, redeemable preferred stock and stockholders’ (deficit) equity
Current liabilities
Accounts payable and accrued expenses	$3,658	$4,358
Accrued compensation	877	1,098
Other current liabilities	1,265	1,157
Liabilities held for sale	2	568
Total current liabilities	5,802	7,181
Other non-current liabilities	24	21
Total liabilities	5,826	7,202

Commitments and contingencies

Redeemable preferred stock, $0.001 par value; 1,199,643 shares issued and outstanding at June 30, 2014 and December 31, 2013. Redemption value: $37,455 and $35,152 at June 30, 2014 and December 31, 2013, respectively.	33,659	31,124

Stockholders’ (deficit) equity
Common stock, $0.001 par value; 625,000,000 shares authorized; 4,698,108 shares issued and outstanding at June 30, 2014 and December 31, 2013	5	5
Additional paid-in capital	566,319	568,714
Accumulated deficit	(573,897)	(564,036)
Accumulated other comprehensive loss	(657)	(605)
Total stockholders’ (deficit) equity	(8,230)	4,078
Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$31,255	$42,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$2,641	$1,866	$4,960	$3,547

Operating expenses
Direct third-party expenses	1,731	1,467	3,336	2,615
Datacenter and network operations, excluding depreciation	1,332	400	2,603	689
Product development and sustainment, excluding depreciation	574	459	1,093	883
Sales and marketing, excluding depreciation	1,143	1,342	2,360	2,973
General and administrative, excluding depreciation	1,909	2,751	3,492	7,265
Depreciation and amortization	1,101	642	2,368	1,295
Total operating expenses	7,790	7,061	15,252	15,720
Operating loss	(5,149)	(5,195)	(10,292)	(12,173)
Other income (expense), net
Other income (expense)	6	(115)	4	(172)
Interest and investment income, net	1	6	3	13
Interest expense	—	(517)	—	(1,017)
Total other income (expense), net	7	(626)	7	(1,176)
Loss from continuing operations before income taxes	(5,142)	(5,821)	(10,285)	(13,349)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(5,142)	(5,821)	(10,285)	(13,349)
Net income from discontinued operations	326	7,881	424	15,605
Net (loss) income	(4,816)	2,060	(9,861)	2,256
Accretion of redeemable preferred stock	(150)	(127)	(293)	(254)
Series J redeemable preferred stock dividends	(1,176)	(1,034)	(2,303)	(2,026)
Net (loss) income attributable to common stockholders	$(6,142)	$899	$(12,457)	$(24)

Net (loss) income per share attributable to common stockholders - basic and diluted
Continuing operations	$(1.39)	$(1.50)	$(2.77)	$(3.37)
Discontinued operations	0.07	1.69	0.09	3.36
Total net (loss) income per share attributable to common stockholders	$(1.32)	$0.19	$(2.68)	$(0.01)

Weighted-average common shares outstanding – basic and diluted	4,655,593	4,658,537	4,655,593	4,642,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net (loss) income	$(4,816)	$2,060	$(9,861)	$2,256
Other comprehensive income (loss):
Realization of cumulative translation adjustment	—	(8)	—	(8)
Foreign currency translation adjustment	23	(5)	(52)	(97)
Other comprehensive income (loss)	23	(13)	(52)	(105)
Comprehensive (loss) income	$(4,793)	$2,047	$(9,913)	$2,151
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance as of December 31, 2013	4,698,108	5	568,714	(564,036)	(605)	4,078
Net loss	—	—	—	(9,861)	—	(9,861)
Other comprehensive loss	—	—	—	—	(52)	(52)
Redeemable preferred stock dividends	—	—	(2,303)	—	—	(2,303)
Accretion of redeemable preferred stock	—	—	(293)	—	—	(293)
Stock-based compensation expense	—	—	201	—	—	201
Balance as of June 30, 2014	4,698,108	$5	$566,319	$(573,897)	$(657)	$(8,230)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2014
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(9,861)	$2,256
Income from discontinued operations	(424)	(15,605)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,368	1,295
Stock-based compensation expense	201	247
Non-cash interest expense	—	1,017
Other non-cash adjustments	98	(139)
Changes in operating assets and liabilities:
Accounts receivable	(329)	193
Prepaid expenses and other current assets	(35)	201
Other assets	—	1
Accounts payable and accrued expenses	(871)	(1,061)
Net cash used in operating activities - continuing operations	(8,853)	(11,595)
Net cash provided by operating activities - discontinued operations	775	17,151
Net cash (used in) provided by operating activities	(8,078)	5,556

Cash flows from investing activities:
Purchases of property and equipment	(4)	(168)
Capitalized software development costs	(1,681)	(1,001)
Proceeds from sale of fixed assets	—	35
Net cash used in investing activities - continuing operations	(1,685)	(1,134)
Net cash provided by investing activities - discontinued operations	200	—
Net cash used in investing activities	(1,485)	(1,134)

Cash flows from financing activities:
Rights offering costs	—	(586)
Restricted short-term investments	—	177
Net cash used in financing activities - continuing operations	—	(409)
Effect of exchange rate changes on cash and cash equivalents	(49)	(79)
Net (decrease) increase in cash and cash equivalents	(9,612)	3,934
Cash and cash equivalents at beginning of period	24,745	49,738
Cash reclassified to assets held for sale at beginning of period	856	1,790
Cash reclassified to assets held for sale at end of period	(547)	(2,051)
Cash and cash equivalents at end of period	$15,442	$53,411

Supplemental schedule of cash flow information:
Series J redeemable preferred stock dividends paid in-kind	$2,242	$1,932
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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Reclassifications
During 2013, we exited our U.S. carrier business and completed the sale of our Generation5 Mathematical Technology ("Gen5") business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, during the second quarter of 2014, we commenced negotiations for the sale of our wireless carrier business in the United Kingdom ("UK"). As a result, the operations of our U.S. and Canadian messaging business and UK wireless carrier business are reported as discontinued operations in the condensed consolidated financial statements for all periods presented, and the operations of our U.S. carrier and Gen5 businesses are reported as discontinued operations for the three and six months ended June 30, 2013. The assets and liabilities related to our UK wireless carrier business are reported as assets and liabilities held for sale on the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013. See Note 5 - Discontinued Operations for more information.

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

Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted this standard on January 1, 2014, and such adoption did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this ASU supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is not permitted. The new standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This standard amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective on a prospective basis for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company expects to adopt this standard on a prospective basis beginning January 1, 2015. Adoption is not expected to have a material impact on our consolidated financial statements.

3. Property and Equipment, net

Information related to our major categories of our property and equipment, net, is as follows (dollars in thousands):

	As of
	June 30, 2014	December 31, 2013
Capitalized software	$51,179	$49,498
Computer software and equipment	24,359	24,357
Leasehold improvements	5,569	5,569
Equipment, furniture and fixtures	1,474	1,474
Total property and equipment	82,581	80,898
Less: Accumulated depreciation and amortization	(46,001)	(44,002)
Less: Accumulated impairments	(31,081)	(31,081)
Property and equipment, net	$5,499	$5,815

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

We capitalized software development costs associated with internal-use software of $0.7 million and $1.7 million for the three and six months ended June 30, 2014, respectively, as compared to $0.5 million and $1.0 million for the corresponding periods in 2013, respectively.

Depreciation expense from continuing operations totaled $0.9 million and $2.0 million for the three and six months ended June 30, 2014, respectively, as compared to $0.5 million and $1.0 million for the corresponding periods in 2013, respectively.

4. Intangible Assets, net

The following table provides information regarding our intangible assets, net for the periods presented (dollars in thousands):

	As of June 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$13,288	$(13,271)	$17	$14,228	$(14,054)	$174
Technology	8,414	(6,028)	2,386	8,693	(5,902)	2,791
Total	21,702	(19,299)	2,403	22,921	(19,956)	2,965
Less: Held for Sale	—	—	—	1,220	(1,021)	199
Total intangible assets, net	$21,702	$(19,299)	$2,403	$21,701	$(18,935)	$2,766

Amortization expense included in continuing operations was $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively, as compared to $0.2 million and $0.3 million for the corresponding periods in 2013, respectively.

Estimated annual amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years are as follows (in thousands):

Fiscal year ending December 31,
2014 (remainder of fiscal year)	$363
2015	750
2016	638
2017	545
2018	108

5. Discontinued Operations

U.S. Carrier Operations
We decided to wind down our U.S. carrier operations as a result of the termination of two material revenue generating agreements with AT&T effective June 30, 2013. Accordingly, all operations related to our U.S. carrier business are reported as discontinued operations in the condensed consolidated financial statements for the three and six months ended June 30, 2013.

Gen5 and Messaging Operations
On October 31, 2013, we completed the sale of our Gen5 business to a third party. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. We recognized a pre-tax gain of $0.1 million on the disposition of our U.S. and Canadian messaging business which is included in discontinued operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2014. The operations related to Gen5 are reported as discontinued operations in the condensed consolidated financial statements for the three and six months ended June 30, 2013 and the operations related to our U.S. and Canadian messaging business are reported as discontinued operations for all periods presented. The assets and liabilities related to our U.S. and Canadian messaging business are reported as held for sale on the historical consolidated balance sheet at December 31, 2013.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

UK Wireless Carrier Operations
During the second quarter of 2014, we commenced negotiations for the sale of our UK carrier business. This is consistent with the strategy we have executed over the past year to enhance our focus and resources on our mobile media and advertising business. Accordingly, the operations related to our UK carrier business are reported as discontinued operations in the condensed consolidated financial statements for all periods presented. The assets and liabilities related to the UK carrier business are reported as assets and liabilities held for sale on the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013.

Discontinued operations on the condensed consolidated statements of operations for the three months ended June 30, 2014 is as follows (in thousands):

	Three Months Ended June 30, 2014
	U.S. Messaging	Canadian Messaging	UK Carrier	Total
Revenue	$105	$119	$334	$558
Operating income (loss)	18	(26)	205	197
Other income (expense)	178	(49)	—	129
Net income (loss) from discontinued operations	$196	$(75)	$205	$326

Discontinued operations on the condensed consolidated statements of operations for the three months ended June 30, 2013 is as follows (in thousands):

	Three Months Ended June 30, 2013
	U.S. Carrier	U.S. Messaging	Canadian Messaging & Gen5	UK Carrier	Total
Revenue	$13,206	$138	$1,034	$417	$14,795
Operating income (loss)	7,969	(278)	(82)	276	7,885
Other expense	—	—	—	(4)	(4)
Net income (loss) from discontinued operations	$7,969	$(278)	$(82)	$272	$7,881

Discontinued operations on the condensed consolidated statements of operations for the six months ended June 30, 2014 is as follows (in thousands):

	Six Months Ended June 30, 2014
	U.S. Messaging & Other	Canadian Messaging	UK Carrier	Total
Revenue	$372	$451	$646	$1,469
Operating income (loss)	228	(114)	326	440
Other income (expense)	82	(98)	—	(16)
Net income (loss) from discontinued operations	$310	$(212)	$326	$424

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Discontinued operations on the condensed consolidated statements of operations for the six months ended June 30, 2013 is as follows (in thousands):

	Six Months Ended June 30, 2013
	U.S. Carrier	U.S. Messaging	Canadian Messaging & Gen5	UK Carrier	Total
Revenue	$28,125	$440	$2,150	$771	$31,486
Operating income (loss)	15,784	(353)	(292)	470	15,609
Other expense	—	—	—	(4)	(4)
Net income (loss) from discontinued operations	$15,784	$(353)	$(292)	$466	$15,605

As of June 30, 2014 and December 31, 2013, the assets and liabilities related to our UK carrier business were classified as held for sale on our consolidated balance sheets. The assets and liabilities related to our U.S. and Canadian messaging business are also reported as held for sale on our historical consolidated balance sheet at December 31, 2013. The major classes of assets and liabilities held for sale consisted of the following at the respective reporting dates (in thousands):

	June 30, 2014	December 31, 2013

Assets:
Cash and cash equivalents	$547	$856
Accounts receivable, net of allowance for doubtful accounts of $0 and $49, respectively	283	1,047
Prepaid expenses and other current assets	1	22
Property and equipment, net	—	2
Intangible assets, net	—	199
Other assets	—	23
Total assets	$831	$2,149
Liabilities:
Accounts payable and accrued expenses	—	208
Accrued compensation	2	121
Other current liabilities	—	239
Total liabilities	$2	$568

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	As of
	June 30, 2014	December 31, 2013
Trade related	$1,341	$1,015
Accrued third party costs	966	1,566
Accrued taxes payable	1,196	1,160
Other accrued expenses	155	617
	$3,658	$4,358

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Redeemable Preferred Stock

Upon successful completion of our rights offering in October 2012, we issued 1,199,643 shares of 13% Redeemable Series J Preferred Stock (the "Series J preferred stock") and, after giving effect to the one-for-ten reverse stock split that took effect in April 2013, 1,014,982 common stock warrants in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our condensed consolidated balance sheets at June 30, 2014 and December 31, 2013.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity on our condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $7.5 million, in-kind rather than in cash. Accordingly, we have increased the carrying value of our Series J preferred stock for the amount of the paid in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

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

As of June 30, 2014, our Series J preferred stock has an aggregate redemption value of approximately $37.5 million, including paid in-kind dividends of $6.3 million and accrued dividends of $1.2 million which are included within Other current liabilities on our condensed consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2013, respectively.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Net (Loss) Income Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders for the period indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net (loss) income attributable to common stockholders	$(6,142)	$899	$(12,457)	$(24)

Weighted-average common shares outstanding - basic and diluted	4,655,593	4,658,537	4,655,593	4,642,766

Net (loss) income per share attributable to common stockholders - basic and diluted	$(1.32)	$0.19	$(2.68)	$(0.01)

Basic net (loss) income per share attributable to common stockholders is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the applicable period. Diluted net (loss) income per share attributable to common stockholders includes the effects of any warrants, options and other potentially dilutive securities outstanding during the period. For the periods presented, there were no potentially dilutive securities outstanding, therefore basic and diluted net (loss) income per share attributable to common stockholders are equal. In accordance with ASC 260-10-45-19, we did not consider any potential common shares in the computation of diluted net income per share attributable to common stockholders for the three months ended June 30, 2013 due to the loss from continuing operations, as they would have an antidilutive effect on the loss. The following table presents the outstanding antidilutive securities excluded from the calculation of net (loss) income per share attributable to common stockholders:

	June 30,
	2014	2013
Warrants to purchase common stock	1,202,804	1,215,661
Options to purchase common stock	261,194	189,877
Restricted stock	42,919	1,798
Total securities excluded from net loss per share attributable to common stockholders	1,506,917	1,407,336

9. Commitments and Contingencies

Legal Proceedings
Putative Securities Class Action.  We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity, Inc. ("Motricity") between June 18, 2010 and August 9, 2011 or in Motricity's initial public offering. Motricity, which was our predecessor registrant, is now our wholly-owned subsidiary and has changed its name to Voltari Operating Corp. The defendants in the case were Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in Motricity's initial public offering, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the "Securities Act") and Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint sought, inter alia, damages, including interest and plaintiff's costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

from August 9, 2011 to November 14, 2011.  The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013, we filed a motion to dismiss the third amended complaint, which was granted by the Court on October 1, 2013. On October 31, 2013, the plaintiffs filed a notice of appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit. On April 25, 2014, the plaintiffs filed their opening appellate brief and on July 24, 2014 we filed our answering brief.

Derivative Actions. During September and October 2011, three shareholder derivative complaints were filed against Voltari Operating Corp. (then known as Motricity, Inc.) and certain of our current and former directors and officers (including Messrs. Wuerch, Smith, Jr., Hebner, Ryan, Bowden, Gary, Icahn, Turner and Lady Barbara Judge CBE, Suzanne H. King, James L. Nelson and Jay Firestone) in the U.S. District Court, Western District of Washington at Seattle. The complaints allege various violations of state law, including breaches of fiduciary duties and unjust enrichment based on alleged false and misleading statements in press releases and other SEC filings disseminated to shareholders. The derivative complaints seek, inter alia, a monetary judgment, restitution, disgorgement and a variety of purported corporate governance reforms. Two of the derivative actions were consolidated on October 27, 2011. On November 8, 2011, the parties filed a stipulation to stay completely the consolidated derivative action until the Court ruled on the dismissal motion in the consolidated class action.  The court granted the parties' stipulation on November 10, 2011, thereby staying the consolidated derivative action.  On November 14, 2011, the third derivative action was transferred to the consolidated derivative proceeding, thereby subjecting it to the proceeding's litigation stay. The consolidated derivative proceeding was voluntarily dismissed by the plaintiff, without prejudice, by a notice filed on December 3, 2013.

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

Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934 regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, the realignment of our strategic path, including future product and service offerings, the sufficiency of our capital resources to meet our cash needs, the disposition of certain of our businesses, and the anticipated growth and trends in our businesses, including developments in the market for our products. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

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

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from most of our international carrier business and, on June 30, 2013, concluded our U.S. carrier business. On October 31, 2013, we completed the sale of our Gen5 business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, during the second quarter of 2014, we commenced negotiations for the sale of our wireless carrier business in the UK. We are now fully focused on our digital media and marketing business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services. We are also offering predictive analytics services to, and are in active discussions with, website owners, mobile advertising trading desks and mobile ad exchanges.

Recent Developments
To address the challenges presented by the market conditions and the other risks and uncertainties facing our business and to realign our strategic path, we have continued to implement cost saving measures, including reductions in our workforce, the delay or cancellation of some hiring plans, and a restructuring of our facilities and data centers. We continue to review our cost structure and may implement further cost saving initiatives. These measures are designed to realign our strategic path, streamline our business and improve the quality of our product offerings while reducing costs. Our success will depend on our ability to successfully execute one or more financing alternatives, successfully develop and use new technologies and adapt our current and planned services to new customer requirements or emerging industry standards and expand our customer base, which are all subject to the risks and uncertainties discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q.

This realignment of our strategic path and consideration of financing options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We are planning to expand our product offerings to add online and display solutions to our suite of mobile data services. We are also offering predictive analytics services to, and are in active discussions with, website owners, mobile advertising trading desks and mobile ad exchanges. We cannot assure that we will be successful in our efforts in obtaining financing, realigning our strategic path, or increasing our focus on our digital media and marketing business. The uncertainty inherent in our strategic review can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of officers and key employees.

On May 22, 2014, we received a letter from the NASDAQ Stock Market LLC ("NASDAQ") advising that, based on our Quarterly Report on Form 10-Q for the period ended March 31, 2014, the Company does not meet the minimum $2.5 million stockholders’ equity value requirement for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(b)(1). The letter also stated that, as of May 21, 2014, the Company did not satisfy the alternative requirements for continued listing based on market value of listed securities or net income from continuing operations pursuant NASDAQ Marketplace Rules 5550(b)(2) and 5550(b)(3), respectively. In accordance with NASDAQ Listing Rules, we have submitted a plan which is currently under review by NASDAQ. If the plan is accepted, NASDAQ may grant an extension of up to 180 days from the Company’s receipt of NASDAQ’s letter on May 22, 2014 to evidence compliance with the stockholders’ equity value, market value of listed securities or net income from continuing operations requirements. If the plan is not accepted and we cannot meet NASDAQ's continued listing requirements, NASDAQ may delist our common stock, which could reduce the liquidity and market price of our common stock, as well as our Series J preferred stock and our common stock warrants. See Part II, Item 1A - Risk Factors elsewhere in this Quarterly Report on Form 10-Q for more information.

As a result of the recent significant changes in our company, the termination of our carrier business, the sale of Gen5 and our messaging business, the realignment of our strategic path and enhanced focus on our digital media and marketing business, our exploration of financing alternatives and other changes in our business, our historical results of operations, including periods prior to the periods presented herein, are not necessarily indicative of the operating results for the full year ending December 31, 2014 or any future period.

Results of Operations
Our continuing operations consist of our mobile media and advertising business. During 2013, we exited our U.S. carrier business and completed the sale of our Gen5 business. On May 30, 2014, we completed the sale of our messaging business in the U.S. and Canada. Further, during the second quarter of 2014, we commenced negotiations for the sale of our wireless carrier business in the UK. As a result, the operations of our U.S. and Canadian messaging business and UK wireless carrier business are reported as discontinued operations in the condensed consolidated financial statements for all periods presented and all of the operations related to our U.S. carrier and Gen5 businesses are reported as discontinued operations for the three and six months ended June 30, 2013. See Note 5 - Discontinued Operations to our condensed consolidated financial statements for more information.

Total revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Total revenue	$2,641	$1,866	$775	41.5%	$4,960	$3,547	$1,413	39.8%

Total revenue for the three months ended June 30, 2014 increased $0.8 million, or 41.5%, compared to the three months ended June 30, 2013 and total revenue for the six months ended June 30, 2014 increased $1.4 million, or 39.8%, compared to the six months ended June 30, 2013. The increase in total revenue for these periods is directly attributable to increased sales of mobile advertising resulting from new customer acquisitions and increased sales to existing customers.

Substantially all of our revenues from continuing operations are generated in the U.S. for all periods presented.

Three customers accounted for 41% of our total revenue for the three months ended June 30, 2014 and two customers accounted for 30% of our total revenue for the six months ended June 30, 2014. One customer accounted for 48% and 44% of our total revenue for the three and six months ended June 30, 2013, respectively.

Operating expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$1,731	$1,467	$264	18.0%	$3,336	$2,615	$721	27.6%
Datacenter and network operations*	1,332	400	932	233.0	2,603	689	1,914	277.8
Product development and sustainment*	574	459	115	25.1	1,093	883	210	23.8
Sales and marketing*	1,143	1,342	(199)	(14.8)	2,360	2,973	(613)	(20.6)
General and administrative*	1,909	2,751	(842)	(30.6)	3,492	7,265	(3,773)	(51.9)
Depreciation and amortization	1,101	642	459	71.5	2,368	1,295	1,073	82.9
Total operating expenses	$7,790	$7,061	$729	10.3%	$15,252	$15,720	$(468)	(3.0)%
*     excluding depreciation

Direct third-party expenses
For the three months ended June 30, 2014, direct third-party expenses increased $0.3 million, or 18.0%, compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, direct third-party expenses increased $0.7 million, or 27.6%, compared to the six months ended June 30, 2013. In connection with the increased revenue, we incurred increased costs in the form of fees paid to publishers for displaying customer advertisements, ad data and serving fees.

Datacenter and network operations, excluding depreciation
Datacenter and network operations expense, excluding depreciation, consists primarily of personnel and outsourcing costs to operate our datacenters, as well as power, bandwidth capacity and software maintenance and support. For all periods presented, we allocated certain continuing costs previously borne by discontinued carrier and messaging operations to our mobile media and advertising business.

For the three months ended June 30, 2014, datacenter and network operations expense, excluding depreciation, amounted to $1.4 million, of which $1.3 million is included in net loss from continuing operations. For the three months ended June 30, 2013, these costs amounted to $2.4 million, of which $0.4 million is included in net loss from continuing operations. These costs principally consist of the following, which are related to supporting our carrier-grade data center for our ad network operation, during the second quarter of 2014:

•	$0.7 million in bandwidth expenses, including hosting, infrastructure and server costs;

•	$0.1 million in salaries and benefits and contractor costs; and

•	$0.1 million in facilities and equipment costs, software maintenance and support fees.

For the six months ended June 30, 2014, datacenter and network operations expense, excluding depreciation, amounted to $2.8 million, of which $2.6 million is included in net loss from continuing operations. For the six months ended June 30, 2013, these costs amounted to $5.4 million, of which $0.7 million is included in net loss from continuing operations. These costs consist of the following, which are related to supporting our carrier-grade data center for our ad network operation, during the first half of 2014:

•	$1.2 million in bandwidth expenses, including hosting, infrastructure and server costs;

•	$0.4 million in salaries and benefits and contractor costs; and

•	$0.3 million in facilities and equipment costs, software maintenance and support, and consulting fees.

Product development and sustainment, excluding depreciation
For the three months ended June 30, 2014, product development and sustainment expense, excluding depreciation, increased $0.1 million, or 25.1%, compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, product development and sustainment expense, excluding depreciation, increased $0.2 million, or 23.8%, compared to the six months ended June 30, 2013. These increases are attributable to non-capitalizable, third party service costs incurred in connection with the development of our Voltari-Connect platform.

Sales and marketing, excluding depreciation
For the three months ended June 30, 2014, sales and marketing expense, excluding depreciation, decreased $0.2 million, or 14.8%, compared to the three months ended June 30, 2013. This decrease was primarily due to a reduction in personnel and related costs.

For the six months ended June 30, 2014, sales and marketing expense, excluding depreciation, decreased $0.6 million, or 20.6%, compared to the six months ended June 30, 2013. This decrease was primarily due to:

•	$0.4 million reduction in personnel and recruiting costs; and

•	$0.2 million decrease in facilities and equipment costs.

General and administrative, excluding depreciation
For the three months ended June 30, 2014, general and administrative expense, excluding depreciation, decreased $0.8 million, or 30.6%, compared to the three months ended June 30, 2013. This decrease was primarily due to:

•	$0.5 million decrease in salaries and benefits and contractor costs resulting from reductions in personnel and the use of contractors in 2014; and

•
$0.4 million decrease in professional services fees, principally legal, accounting and other costs that were higher in 2013 due to work on various SEC filings related to a reorganization transaction and the one-for-ten reverse stock split occurring in April of that year.

These decreases were partially offset by a $0.1 million increase in facilities and equipment costs.

For the six months ended June 30, 2014, general and administrative expense, excluding depreciation, decreased $3.8 million, or 51.9%, compared to the six months ended June 30, 2013. This decrease was primarily due to a $2.3 million reduction in the aforementioned professional services fees and a $1.5 million decrease in the aforementioned salaries and benefits and contractor costs.

Depreciation and amortization
For the three months ended June 30, 2014, depreciation and amortization expense increased $0.5 million, or 71.5%, compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, depreciation and amortization expense increased $1.1 million, or 82.9%, compared to the six months ended June 30, 2013. These changes are primarily due to an increase in amortization expense associated with internal-use software, which we began capitalizing in the first quarter of 2013. Amortization expense associated with internal-use software increased $0.3 million and $0.7 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. The remainder of the increase relates to depreciation expense associated with fixed assets retained for use in our mobile media and advertising business after discontinuing our U.S. carrier business.

Other expense, net
For the three and six months ended June 30, 2013, other expense, net, of $0.6 million and $1.2 million, respectively, consisted primarily of interest expense associated with our term loan with High River Limited Partnership, which we repaid in full in August 2013. Other income, net for the three and six months ended June 30, 2014 was de minimis.

Net income from discontinued operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net income from discontinued operations	$326	$7,881	$(7,555)	(95.9)%	$424	$15,605	$(15,181)	(97.3)%

Net income from discontinued operations for the three and six months ended June 30, 2014 of $0.3 million and $0.4 million, respectively, reflects the combined net income generated by our U.S. messaging and UK carrier businesses, partially offset by net loss attributable to our Canadian messaging business. Net income from discontinued operations for the six months ended June 30, 2014 also includes residual charges related to operations discontinued prior to 2014.

Net income from discontinued operations for the three and six months ended June 30, 2013 of $7.9 million and $15.6 million, respectively, primarily reflects the net income generated by our U.S. carrier operations, as well as UK carrier operations, partially offset by net losses attributable to Gen5 and our U.S. and Canadian messaging operations. See Note 5 - Discontinued Operations to our condensed consolidated financial statements for more information.
Net (loss) income

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net (loss) income	$(4,816)	$2,060	$(6,876)	(333.8)%	$(9,861)	$2,256	$(12,117)	(537.1)%
For the three months ended June 30, 2014, net loss was $4.8 million, compared to net income of $2.1 million for the three months ended June 30, 2013. The $6.9 million decrease in net income (increase in net loss) is primarily due to a $7.6 million decrease in income associated with discontinued operations, a $0.7 million increase in operating expenses, partially offset by increased revenue of $0.8 million from continuing operations and a $0.6 million reduction in other expense.

For the six months ended June 30, 2014, net loss was $9.9 million, compared to net income of $2.3 million for the six months ended June 30, 2013. The $12.1 million decrease in net income (increase in net loss) is primarily due to a $15.2 million decrease in income associated with discontinued operations, partially offset by increased revenue of $1.4 million from continuing operations and reductions in operating expenses of $0.5 million and other expense of $1.2 million.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal source of liquidity as of June 30, 2014 consisted of cash and cash equivalents of approximately $16 million. On October 11, 2012, we consummated a rights offering that was fully subscribed and resulted in approximately $27.8 million in net proceeds. This contributed to our ability to repay our term loan in the principal amount of $20 million from High River Limited Partnership in August 2013. We continue to use the proceeds from the rights offering for general corporate and working capital purposes, including any acquisitions we may pursue.

Over the near term, we expect that working capital requirements will continue to be our principal need for liquidity. In the long term, working capital requirements are expected to increase if we succeed in executing our longer-term business plan and growing our business, which includes enhanced focus on our digital media and advertising business and new predictive analytics service offerings. We believe that our future cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months, but this may not be the case. Our short and long-term liquidity may be affected by the risks and uncertainties discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q. Our short-term liquidity may also be adversely affected if, and to the extent that, our Series J preferred stock becomes redeemable. Our longer-term liquidity and ability to execute on our longer term business plan is contingent on our ability to compensate for the loss of the substantial cash provided from discontinued operations, our ability to raise additional capital, and on our not experiencing any events that may cause redemption of our Series J preferred stock. Our ability to fund our capital needs also depends on our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue, and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our longer-term business plan.

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

Cash Flows
As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $15.4 million and $24.7 million, respectively. The decrease reflects cash used in operating activities of $8.1 million and cash used in investing activities of $1.5 million, partially offset by the impact of a $0.3 million change in cash classified as held for sale at June 30, 2014.

Net Cash Used in Operating Activities
For the six months ended June 30, 2014, net cash of $8.1 million was used in operating activities. Operating activities from continuing operations used $8.9 million of cash consisting primarily of our net loss of $9.9 million, adjusted for $0.4 million of income from discontinued operations. The change in our operating assets and liabilities was principally driven by a decrease in accounts payable and accrued expenses mainly due to the timing of receipt and payment of third-party partner invoices during the second quarter of 2014 and a reduction in accruals relating to contractor services, primarily due to lower utilization of finance and accounting contractor personnel. The change in our operating assets and liabilities is offset by various non-cash items, including $2.4 million for depreciation and amortization, $0.2 million for stock-based compensation expense and $0.1 million for other non-cash adjustments. Operating activities from discontinued operations provided $0.8 million of cash during the six months ended June 30, 2014.

Net Cash Used in Investing Activities
For the six months ended June 30, 2014, cash of $1.5 million was used in investing activities. Investing activities from continuing operations used $1.7 million of cash consisting of software development costs associated with our Voltari-Connect platform that were capitalized during the period, including costs to develop new software products and significant enhancements to existing software products. The net cash used was partially offset by investing activities from discontinued operations, which provided $0.2 million of cash during the six months ended June 30, 2014, consisting of the cash proceeds received from the sale of our U.S. and Canadian messaging business.

Net Cash Provided by/Used in Financing Activities
There was no cash provided by or used in financing activities for the six months ended June 30, 2014.

Off-Balance Sheet Arrangements
As of December 31, 2013 and June 30, 2014, we do not have any off-balance sheet arrangements.

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

With respect to our goodwill, management's assessment of relevant events and circumstances has not indicated it is more likely than not the fair value of our reporting unit is less than its carrying amount at June 30, 2014.  We considered the results of our annual impairment test in the fourth quarter of 2013, which indicated that the fair value of the reporting unit exceeded its carrying amount by 33.5%.  Management also considered general economic and industry conditions, our recent and planned financial performance as well as the change in the price of our common stock since 2013.

Recent Accounting Pronouncements
See discussion of recent accounting pronouncements in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

PART II

Item 1.    Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as disclosed in Note 9 - Commitments and Contingencies to our condensed consolidated financial statements.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for the following additional risk factor which should be read in conjunction with Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

If we cannot meet NASDAQ’S continued listing requirements, NASDAQ may delist our common stock which could have an adverse impact on the liquidity and market price of our common stock, Series J preferred stock and common stock warrants.
Our common stock is currently listed on the NASDAQ Capital Market. We are required to meet certain minimum financial and other quantitative thresholds to maintain that listing. On May 22, 2014, we received a letter from NASDAQ advising that, based on our Quarterly Report on Form 10-Q for the period ended March 31, 2014, the Company does not meet the minimum $2.5 million stockholders’ equity value requirement for continued listing pursuant to NASDAQ Marketplace Rule 5550(b)(1). The letter also stated that, as of May 21, 2014, the Company did not satisfy the alternative requirements for continued listing based on market value of listed securities or net income from continuing operations pursuant to NASDAQ Marketplace Rules 5550(b)(2) and 5550(b)(3), respectively. In accordance with NASDAQ Listing Rules, we have submitted a plan which is currently under review by NASDAQ. If the plan is accepted, NASDAQ may grant an extension of up to 180 days from the Company’s receipt of NASDAQ’s letter on May 22, 2014 to evidence compliance with the stockholders’ equity value, market value of listed securities or net income from continuing operations requirements. There can be no assurance that our plan will be accepted. If the plan is not accepted and we cannot meet NASDAQ's continued listing requirements, NASDAQ will provide notice to us that our common stock will be delisted. A delisting of our common stock could reduce the liquidity and market price of our common stock, Series J preferred stock and common stock warrants, and the number of investors willing to hold or acquire our capital stock. This could also limit our ability to raise capital in an equity financing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

10.1	Amended and Restated 2013-2014 Corporate Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 27, 2014)

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Acting Chief Executive Officer.*

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Acting Chief Executive Officer.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLTARI CORPORATION

Date:	August 7, 2014	By:	/s/ John Breeman
John Breeman
Chief Financial Officer (principal financial and accounting officer)