Form 10-Q
period 2014-09-30
Voltari Corp
filed 2014-11-13
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of November 3, 2014, there were 4,763,131 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2014	December 31, 2013

Assets
Current assets
Cash and cash equivalents	$12,181	$24,745
Accounts receivable, net of allowance for doubtful accounts of $182 and $26, respectively	3,213	3,002
Prepaid expenses and other current assets	1,157	1,215
Assets held for sale	—	2,149
Total current assets	16,551	31,111
Property and equipment, net	4,952	5,815
Goodwill	2,416	2,416
Intangible assets, net	2,222	2,766
Other assets	189	296
Total assets	$26,330	$42,404

Liabilities, redeemable preferred stock and stockholders’ (deficit) equity
Current liabilities
Accounts payable and accrued expenses	$4,018	$4,358
Accrued compensation	935	1,098
Other current liabilities	1,405	1,157
Liabilities held for sale	—	568
Total current liabilities	6,358	7,181
Other non-current liabilities	27	21
Total liabilities	6,385	7,202

Commitments and contingencies

Redeemable preferred stock, $0.001 par value; 1,199,643 shares issued and outstanding at September 30, 2014 and December 31, 2013. Redemption value: $38,682 and $35,152 at September 30, 2014 and December 31, 2013, respectively.	34,991	31,124

Stockholders’ (deficit) equity
Common stock, $0.001 par value; 625,000,000 shares authorized; 4,763,131 and 4,698,108 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	564,998	568,714
Accumulated deficit	(579,389)	(564,036)
Accumulated other comprehensive loss	(660)	(605)
Total stockholders’ (deficit) equity	(15,046)	4,078
Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$26,330	$42,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$3,356	$2,086	$8,316	$5,633

Operating expenses
Direct third-party expenses	2,129	1,505	5,465	4,120
Network operations, excluding depreciation	1,177	639	3,780	1,327
Product development, excluding depreciation	1,092	387	2,185	1,270
Sales and marketing, excluding depreciation	1,334	1,632	3,694	4,605
General and administrative, excluding depreciation	1,325	2,510	4,817	9,775
Depreciation and amortization	1,019	1,258	3,387	2,554
Total operating expenses	8,076	7,931	23,328	23,651
Operating loss	(4,720)	(5,845)	(15,012)	(18,018)
Other income (expense), net
Other income (expense)	1	22	5	(150)
Interest and investment income, net	1	6	4	19
Interest expense	—	(324)	—	(1,341)
Total other income (expense), net	2	(296)	9	(1,472)
Loss from continuing operations before income taxes	(4,718)	(6,141)	(15,003)	(19,490)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(4,718)	(6,141)	(15,003)	(19,490)
Net (loss) income from discontinued operations	(774)	(582)	(350)	15,023
Net loss	(5,492)	(6,723)	(15,353)	(4,467)
Accretion of redeemable preferred stock	(156)	(132)	(449)	(387)
Series J redeemable preferred stock dividends	(1,227)	(1,080)	(3,530)	(3,106)
Net loss attributable to common stockholders	$(6,875)	$(7,935)	$(19,332)	$(7,960)

Net (loss) income per share attributable to common stockholders - basic and diluted
Continuing operations	$(1.30)	$(1.58)	$(4.07)	$(4.94)
Discontinued operations	(0.17)	(0.12)	(0.07)	3.23
Total net loss per share attributable to common stockholders	$(1.47)	$(1.70)	$(4.14)	$(1.71)

Weighted-average common shares outstanding – basic and diluted	4,674,079	4,662,287	4,668,826	4,649,345
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss	$(5,492)	$(6,723)	$(15,353)	$(4,467)
Other comprehensive (loss) income:
Realization of cumulative translation adjustment	—	—	—	(8)
Foreign currency translation adjustment	(3)	127	(55)	30
Other comprehensive (loss) income	(3)	127	(55)	22
Comprehensive loss	$(5,495)	$(6,596)	$(15,408)	$(4,445)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance as of December 31, 2013	4,698,108	$5	$568,714	$(564,036)	$(605)	$4,078
Net loss	—	—	—	(15,353)	—	(15,353)
Other comprehensive loss	—	—	—	—	(55)	(55)
Redeemable preferred stock dividends	—	—	(3,530)	—	—	(3,530)
Accretion of redeemable preferred stock	—	—	(449)	—	—	(449)
Restricted stock activity	65,023	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	278	—	—	278
Balance as of September 30, 2014	4,763,131	$5	$564,998	$(579,389)	$(660)	$(15,046)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2014
	2014	2013
Cash flows from operating activities:
Net loss	$(15,353)	$(4,467)
Loss (income) from discontinued operations	350	(15,023)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,387	2,554
Stock-based compensation expense	278	273
Other non-cash adjustments	244	(236)
Changes in operating assets and liabilities:
Accounts receivable	(350)	(1,335)
Prepaid expenses and other current assets	206	383
Other assets	(19)	1
Accounts payable and accrued expenses	(696)	(2,397)
Net cash used in operating activities - continuing operations	(11,953)	(20,247)
Net cash provided by operating activities - discontinued operations	443	22,448
Net cash (used in) provided by operating activities	(11,510)	2,201

Cash flows from investing activities:
Purchases of property and equipment	(63)	(256)
Capitalized software development costs	(2,058)	(1,489)
Net cash used in investing activities - continuing operations	(2,121)	(1,745)
Net cash provided by investing activities - discontinued operations	281	61
Net cash used in investing activities	(1,840)	(1,684)

Cash flows from financing activities:
Repayments of debt facilities	—	(20,000)
Cash paid for tax withholdings on restricted stock	(15)	(586)
Restricted short-term investments	—	177
Net cash used in financing activities - continuing operations	(15)	(20,409)
Effect of exchange rate changes on cash and cash equivalents	(55)	39
Net decrease in cash and cash equivalents	(13,420)	(19,853)
Cash and cash equivalents at beginning of period	24,745	49,738
Cash reclassified to assets held for sale at beginning of period	856	1,790
Cash reclassified to assets held for sale at end of period	—	(2,149)
Cash and cash equivalents at end of period	$12,181	$29,526

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$3,796
Series J redeemable preferred stock dividends paid in-kind	3,418	2,967
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The Company effected a one-for-ten reverse stock split of its common stock on April 23, 2013. The exercise price and the number of common shares issuable under the Company’s share-based compensation plans and upon exercise of the Company’s outstanding warrants to purchase common stock, as well as the issued and outstanding share capital, have been correspondingly adjusted in this Quarterly Report on Form 10-Q to reflect the reverse stock split.

Reclassifications
During 2013, we exited our U.S. carrier business and completed the sale of our Generation5 Mathematical Technology ("Gen5") business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the United Kingdom ("UK"). As a result, these businesses are reported as discontinued operations in the condensed consolidated financial statements for the requisite periods presented in this Quarterly Report on Form 10-Q. See Note 5 - Discontinued Operations for further information.

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

Recently Issued Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to evaluate for each reporting period whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosure in certain circumstances. The new standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company expects to adopt this standard for our annual period ending December 31, 2016 and is currently evaluating the impact of the adoption of the new standard on our consolidated financial statements.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Property and Equipment, net

Information related to our major categories of our property and equipment, net, is as follows (dollars in thousands):

	As of
	September 30, 2014	December 31, 2013
Capitalized software	$51,411	$49,498
Computer software and equipment	24,419	24,357
Leasehold improvements	5,569	5,569
Equipment, furniture and fixtures	1,474	1,474
Total property and equipment	82,873	80,898
Less: Accumulated depreciation and amortization	(46,840)	(44,002)
Less: Accumulated impairments	(31,081)	(31,081)
Property and equipment, net	$4,952	$5,815

We capitalized software development costs associated with internal-use software of $0.4 million and $2.1 million for the three and nine months ended September 30, 2014, respectively, as compared to $0.5 million and $1.5 million for the corresponding periods in 2013, respectively.

Depreciation expense from continuing operations totaled $0.8 million and $2.8 million for the three and nine months ended September 30, 2014, respectively, as compared to $1.1 million and $2.1 million for the corresponding periods in 2013, respectively.

4. Intangible Assets, net

The following table provides information regarding our intangible assets, net for the periods presented (dollars in thousands):

	As of September 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$13,288	$(13,277)	$11	$14,228	$(14,054)	$174
Technology	8,414	(6,203)	2,211	8,693	(5,902)	2,791
Total	21,702	(19,480)	2,222	22,921	(19,956)	2,965
Less: Held for Sale	—	—	—	1,220	(1,021)	199
Total intangible assets, net	$21,702	$(19,480)	$2,222	$21,701	$(18,935)	$2,766

Amortization expense included in continuing operations was $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively, as compared to $0.2 million and $0.5 million for the corresponding periods in 2013, respectively.

Estimated annual amortization expense for definite-lived intangible assets for each of the five succeeding fiscal years are as follows (in thousands):

Fiscal year ending December 31,
2014 (remainder of fiscal year)	$181
2015	750
2016	638
2017	545
2018	108

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Discontinued Operations

U.S. Carrier Operations
We decided to wind down our U.S. carrier operations as a result of the termination of two material revenue generating agreements with AT&T effective June 30, 2013. Accordingly, all operations related to our U.S. carrier business are reported as discontinued operations in the condensed consolidated financial statements for the nine months ended September 30, 2013.

Gen5 and Messaging Operations
On October 31, 2013, we completed the sale of our Gen5 business and on May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. The operations related to the Gen5 business and U.S. and Canadian messaging business are reported as discontinued operations in the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and, for U.S. and Canadian messaging, the nine months ended September 30, 2014. The assets and liabilities related to our U.S. and Canadian messaging business are reported as held for sale on the historical consolidated balance sheet as of December 31, 2013.

UK Wireless Carrier Operations
On September 1, 2014, we completed the sale of our UK carrier business. This is consistent with the strategy we have executed over the past year to enhance our focus and resources on our mobile media and advertising business. We recognized a pre-tax gain of $0.2 million on the disposition of our UK carrier business which is included in discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014. Accordingly, the operations related to our UK carrier business are reported as discontinued operations in the condensed consolidated financial statements for all periods presented.

Discontinued operations on the condensed consolidated statements of operations for the three months ended September 30, 2014 is as follows (in thousands):

	Three Months Ended September 30, 2014
	U.S. Messaging & Other	Canadian Messaging	UK Carrier	Total
Revenue	$—	$—	$151	$151
Operating (loss) income	(593)	30	(41)	(604)
Other income	30	14	163	207
Pre-tax (loss) income	(563)	44	122	(397)
Net (loss) income from discontinued operations	$(940)	$44	$122	$(774)

Discontinued operations on the condensed consolidated statements of operations for the three months ended September 30, 2013 is as follows (in thousands):

	Three Months Ended September 30, 2013
	U.S. Carrier	U.S. Messaging & Other	Canadian Messaging & Gen5	UK Carrier	Total
Revenue	$634	$224	$929	$371	$2,158
Operating (loss) income	(539)	(140)	(122)	219	(582)
Net (loss) income from discontinued operations	$(539)	$(140)	$(122)	$219	$(582)

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Discontinued operations on the condensed consolidated statements of operations for the nine months ended September 30, 2014 is as follows (in thousands):

	Nine Months Ended September 30, 2014
	U.S. Messaging & Other	Canadian Messaging	UK Carrier	Total
Revenue	$371	$451	$797	$1,619
Operating (loss) income	(365)	(84)	285	(164)
Other income (expense)	113	(85)	163	191
Pre-tax (loss) income	(252)	(169)	448	27
Net (loss) income from discontinued operations	$(629)	$(169)	$448	$(350)

Discontinued operations on the condensed consolidated statements of operations for the nine months ended September 30, 2013 is as follows (in thousands):

	Nine Months Ended September 30, 2013
	U.S. Carrier	U.S. Messaging & Other	Canadian Messaging & Gen5	UK Carrier	Total
Revenue	$28,759	$664	$3,079	$1,143	$33,645
Operating income (loss)	15,245	(493)	(414)	689	15,027
Other expense	—	—	—	(4)	(4)
Net income (loss) from discontinued operations	$15,245	$(493)	$(414)	$685	$15,023

The assets and liabilities of the U.S. and Canadian messaging business and UK carrier business are reported as held for sale on the consolidated balance sheet as of December 31, 2013, which amounted to $2.1 million and $0.6 million, respectively. Please see Note 5 of our Quarterly Report on Form 10-Q for the period ended June 30, 2014 for further information on the major classes of these assets and liabilities. There are no assets or liabilities classified as held for sale as of September 30, 2014.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	As of
	September 30, 2014	December 31, 2013
Trade related	$682	$1,015
Accrued third party costs	1,168	1,566
Accrued taxes payable	1,575	1,160
Other accrued expenses	593	617
	$4,018	$4,358

7. Redeemable Preferred Stock

Upon successful completion of our rights offering in October 2012, we issued 1,199,643 shares of 13% Redeemable Series J Preferred Stock (the "Series J preferred stock") and, after giving effect to the one-for-ten reverse stock split that took effect in April 2013, 1,014,982 common stock warrants in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

determined to be approximately $26.4 million and is included in Redeemable preferred stock on our condensed consolidated balance sheets at September 30, 2014 and December 31, 2013.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity on our condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $8.7 million, in-kind rather than in cash. Accordingly, we have increased the carrying value of our Series J preferred stock for the amount of the paid in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

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

As of September 30, 2014, our Series J preferred stock has an aggregate redemption value of approximately $38.7 million, including paid in-kind dividends of $7.5 million and accrued dividends of $1.2 million which are included within Other current liabilities on our condensed consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0.2 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, and $0.1 million and $0.4 million for the corresponding periods in 2013, respectively.

8. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(6,875)	$(7,935)	$(19,332)	$(7,960)

Weighted-average common shares outstanding - basic and diluted	4,674,079	4,662,287	4,668,826	4,649,345

Net loss per share attributable to common stockholders - basic and diluted	$(1.47)	$(1.70)	$(4.14)	$(1.71)

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the applicable period. Diluted net loss per share attributable to common stockholders includes the effects of any warrants, options and other potentially dilutive securities

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

outstanding during the period. For the periods presented, there were no potentially dilutive securities outstanding, therefore basic and diluted net loss per share attributable to common stockholders are equal. The following table presents the outstanding antidilutive securities excluded from the calculation of net loss per share attributable to common stockholders:

	September 30,
	2014	2013
Warrants to purchase common stock	1,192,077	1,215,661
Options to purchase common stock	255,385	162,509
Restricted stock	73,858	1,075
Total securities excluded from net loss per share attributable to common stockholders	1,521,320	1,379,245

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

Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended, regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, the realignment of our strategic path, including future product and service offerings, the sufficiency of our capital resources to meet our cash needs, the disposition of certain of our businesses, and the anticipated growth and trends in our businesses, including developments in the market for our products. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

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

In October 2014, we announced the expansion of our mobile advertising product suite with the formation of Emporia, an independent and transparent mobile channel for the purchase and sale of premium publisher inventory by a select group of advertisers. We are working with specialized data providers and the premiere hosts of rich media and video ad units to create unique behaviorally relevant vertical data sets for exclusive use on the Emporia platform and to formulate corresponding descriptors ("Audience Shortcuts") of those mobile users included in participating advertisers' target audience who have a real-time propensity for engagement with high-impact ad units (e.g., video and other rich media) at the time of service. Through Emporia, we expect to use our proprietary technology to offer an intuitive self-service interface that will allow advertising agencies and their trading desks to activate users defined by Audience Shortcuts at the time, and only at the time, those users are available and predicted to engage with the advertiser's content.

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from most of our international carrier business and, on June 30, 2013, concluded our U.S. carrier business. On October 31, 2013, we completed the sale of our Gen5 business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the UK. We are now fully focused on our digital media and marketing business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services. We are also offering predictive analytics services to, and are in active discussions with, mobile website and application owners, mobile advertising trading desks and mobile ad exchanges.

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

This realignment of our strategic path and consideration of financing options will continue to require management time and resources, while we simultaneously focus on developing new product offerings and reducing costs. We are planning to expand our product offerings to add online and display solutions to our suite of mobile data services. We are also offering predictive analytics services to, and are in active discussions with, website owners, mobile advertising trading desks and mobile ad exchanges. We cannot assure that we will be successful in our efforts in obtaining financing, realigning our strategic path, or growing our digital media and marketing business. The uncertainty inherent in our strategic realignment can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, and may increase the likelihood of turnover of officers and key employees.

As a result of the recent significant changes in our company, the termination and sale of our legacy businesses, the realignment of our strategic path and enhanced focus on our digital media and marketing business, our exploration of financing alternatives, and other changes in our business, our historical results of operations, including periods prior to the periods presented herein, are not necessarily indicative of the operating results for the full year ending December 31, 2014 or any future period.

Recent Developments
Compliance with NASDAQ Continued Listing Requirements. On May 22, 2014, we received a letter from the NASDAQ Stock Market LLC ("NASDAQ") advising that, based on the value of the Company’s stockholders’ equity, as disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2014, we did not meet the minimum $2.5 million stockholders’ equity value requirement for continued listing on the NASDAQ Capital Market under NASDAQ Marketplace Rule 5550(b)(1). The letter also stated that, as of that date, we did not satisfy the alternative requirements for continued listing based on market value of listed securities or net income from continuing operations pursuant to NASDAQ Marketplace Rules 5550(b)(2) and 5550(b)(3), respectively. In July 2014, we submitted a plan for compliance to NASDAQ and NASDAQ has notified us that we have until November 18, 2014 to implement that plan and regain compliance with the requirements for continued listing. If we are unable to cure the deficiency by that date, our common stock may be subject to delisting from NASDAQ. It is also possible that we would otherwise fail to satisfy another NASDAQ requirement for continued listing of our capital stock. This could inhibit the ability of our common stockholders to trade their shares in the open market, thereby severely limiting the liquidity of such shares. For more information, see Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q.

Amendment to Series J Preferred Stock. On July 18, 2014, Koala Holding LP, the record holder of 977,136 shares, or approximately 81.45%, of our issued and outstanding Series J preferred stock, executed and delivered a written consent approving an amendment to Exhibit A to our Amended and Restated Certificate of Incorporation, which we refer to as the Amendment, which sets forth the rights, privileges and restrictions granted to and imposed on the Series J preferred stock. Pursuant to the Amendment, the Company may declare and distribute dividends on its securities that rank junior to the Series J preferred stock, consisting solely of warrants or other rights to acquire newly issued shares of our common stock against the payment of a cash purchase price to the Company, without declaring or setting apart for payment dividends on the Series J preferred stock. On August 7, 2014, we filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission in connection with this Amendment. On September 5, 2014, we filed the Amendment with the Secretary of State of the State of Delaware.

Koala Holding LP is an entity affiliated with Carl C. Icahn who, as of November 3, 2014, beneficially owns approximately 29.8% of our outstanding shares of common stock, controls approximately 14.2% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock.
Results of Operations
Our continuing operations consist of our mobile media and advertising business. During 2013, we exited our U.S. carrier business and completed the sale of our Gen5 business. On May 30, 2014, we completed the sale of our messaging business in the U.S. and Canada. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the UK. As a result, these businesses are reported as discontinued operations in the condensed consolidated financial statements for the requisite periods presented in this Quarterly Report on Form 10-Q. See discussion of net (loss) income from discontinued operations below and Note 5 - Discontinued Operations to our condensed consolidated financial statements for more information.

Total revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Total revenue	$3,356	$2,086	$1,270	60.9%	$8,316	$5,633	$2,683	47.6%

Total revenue for the three months ended September 30, 2014 increased $1.3 million, or 60.9%, compared to the three months ended September 30, 2013 and total revenue for the nine months ended September 30, 2014 increased $2.7 million, or 47.6%, compared to the nine months ended September 30, 2013. The increase in total revenue for these periods is directly attributable to increased sales of mobile advertising resulting from new customer acquisitions and increased sales to existing customers.

Substantially all of our revenues from continuing operations are generated in the U.S. for all periods presented.

Three customers accounted for 41% of our total revenue for the three months ended September 30, 2014 and two customers accounted for 30% of our total revenue for the nine months ended September 30, 2014. Three customers accounted for 61% of our total revenue for the three months ended September 30, 2013 and two customers accounted for 52% of our total revenue for the nine months ended September 30, 2013.

Operating expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$2,129	$1,505	$624	41.5%	$5,465	$4,120	$1,345	32.6%
Network operations*	1,177	639	538	84.2	3,780	1,327	2,453	184.9
Product development*	1,092	387	705	182.2	2,185	1,270	915	72.0
Sales and marketing*	1,334	1,632	(298)	(18.3)	3,694	4,605	(911)	(19.8)
General and administrative*	1,325	2,510	(1,185)	(47.2)	4,817	9,775	(4,958)	(50.7)
Depreciation and amortization	1,019	1,258	(239)	(19.0)	3,387	2,554	833	32.6
Total operating expenses	$8,076	$7,931	$145	1.8%	$23,328	$23,651	$(323)	(1.4)%
*     excluding depreciation

Direct third-party expenses
For the three months ended September 30, 2014, direct third-party expenses increased $0.6 million, or 41.5%, compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, direct third-party expenses increased $1.3 million, or 32.6%, compared to the nine months ended September 30, 2013. In connection with the increased revenue, we incurred increased costs in the form of fees paid to publishers for displaying customer advertisements, ad data and serving fees.

Network operations, excluding depreciation
Network operations expense, excluding depreciation, consists primarily of personnel and outsourcing costs to operate our datacenter, as well as power, bandwidth capacity and software maintenance and support. For all periods presented, we allocated certain continuing costs previously borne by discontinued carrier and messaging operations to our mobile media and advertising business.

For the three months ended September 30, 2014, network operations expense, excluding depreciation, amounted to $1.2 million, all of which is included in net loss from continuing operations. For the three months ended September 30, 2013, these costs amounted to $1.6 million, of which $0.6 million is included in net loss from continuing operations. For the third quarter of 2014, these costs principally consist of bandwidth expenses, including hosting, infrastructure and server costs, which relate to supporting our carrier-grade data center for our ad network operation.

For the nine months ended September 30, 2014, network operations expense, excluding depreciation, amounted to $4.0 million, of which $3.8 million is included in net loss from continuing operations. For the nine months ended September 30, 2013, these costs amounted to $7.0 million, of which $1.3 million is included in net loss from continuing operations. These costs consist of the following, which are related to supporting our carrier-grade data center for our ad network operation, during the nine months ended September 30, 2014:

•	$1.7 million in bandwidth expenses, including hosting, infrastructure and server costs;

•	$0.5 million in salaries and benefits and contractor costs; and

•	$0.3 million in facilities and equipment costs, software maintenance and support, and consulting fees.

Product development, excluding depreciation
For the three months ended September 30, 2014, product development, excluding depreciation, increased $0.7 million, or 182.2%, compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, product development, excluding depreciation, increased $0.9 million, or 72.0%, compared to the nine months ended September 30, 2013. During these periods in 2014, we incurred greater non-capitalizable costs, primarily third-party consulting services, in connection with increased development of our Voltari-Connect platform, as well as Emporia product development. Our Emporia-related software development work, performed during the third quarter of 2014, is the primary driver for the increase in the non-capitalizable costs incurred during the three months ended September 30, 2014.

Sales and marketing, excluding depreciation
For the three months ended September 30, 2014, sales and marketing expense, excluding depreciation, decreased $0.3 million, or 18.3%, compared to the three months ended September 30, 2013. This decrease was primarily due to a reduction in personnel and related costs.

For the nine months ended September 30, 2014, sales and marketing expense, excluding depreciation, decreased $0.9 million, or 19.8%, compared to the nine months ended September 30, 2013. This decrease was primarily due to:

•	$0.6 million reduction in personnel and recruiting costs; and

•	$0.3 million decrease in facilities and equipment costs.

General and administrative, excluding depreciation
For the three months ended September 30, 2014, general and administrative expense, excluding depreciation, decreased $1.2 million, or 47.2%, compared to the three months ended September 30, 2013. This decrease was primarily due to:

•	$0.5 million decrease in salaries, benefits and contractor costs resulting from reductions in personnel and the use of contractors in 2014;

•
$0.4 million decrease in professional services fees, principally legal, accounting and other costs that were higher in the prior year due to work on various SEC filings in the first half of 2013 related to a reorganization transaction and the one-for-ten reverse stock split; and

•	$0.3 million reduction in business tax expense, principally driven by a Washington state tax refund received in the third quarter of 2014 resulting from an audit of prior periods.

For the nine months ended September 30, 2014, general and administrative expense, excluding depreciation, decreased $5.0 million, or 50.7%, compared to the nine months ended September 30, 2013. This decrease was primarily due to a $2.7 million reduction in the aforementioned professional services fees, a $1.9 million decrease in the aforementioned salaries and benefits and contractor costs and a $0.4 million reduction in business tax expense, principally driven by the aforementioned tax refund.

Depreciation and amortization
For the three months ended September 30, 2014, depreciation and amortization expense decreased $0.2 million, or 19.0%, compared to the three months ended September 30, 2013. This decrease was primarily due to a $0.5 million reduction in depreciation expense due to a greater number of fixed assets reaching the end of their depreciable lives in 2014, partially offset by a $0.3 million increase in amortization expense associated with our capitalized software.

For the nine months ended September 30, 2014, depreciation and amortization expense increased $0.8 million, or 32.6%, compared to the nine months ended September 30, 2013. This change was primarily attributable to a $1.0 million increase in amortization expense associated with our capitalized software, slightly offset by a $0.2 million reduction in depreciation expense related to fixed assets.

Other income (expense), net
For the three and nine months ended September 30, 2013, other expense, net, of $0.3 million and $1.5 million, respectively, consisted primarily of interest expense associated with our term loan with High River Limited Partnership, which we repaid in full in August 2013. Other income, net for the three and nine months ended September 30, 2014 was de minimis.
Net (loss) income from discontinued operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net (loss) income from discontinued operations	$(774)	$(582)	$(192)	(33.0)%	$(350)	$15,023	$(15,373)	(102.3)%

Net loss from discontinued operations for the three and nine months ended September 30, 2014 of $0.8 million and $0.4 million, respectively, reflects the combined net loss attributable to the U.S. and Canadian messaging businesses, including residual charges related to operations discontinued prior to 2014, partially offset by net income generated by the UK carrier business.

Net loss from discontinued operations for the three months ended September 30, 2013 of $0.6 million reflects the combined net losses generated by U.S. carrier, Gen5 and the U.S. and Canadian messaging businesses, as well as residual charges related to operations discontinued prior to 2014, partially offset by net income attributable to the UK carrier business. Net income from discontinued operations for the nine months ended September 30, 2013 of $15.0 million primarily reflects the net income generated by the U.S. and UK carrier businesses, partially offset by net losses attributable to Gen5 and the U.S. and Canadian messaging operations. See Note 5 - Discontinued Operations to our condensed consolidated financial statements for more information.
Net loss

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net loss	$(5,492)	$(6,723)	$1,231	18.3%	$(15,353)	$(4,467)	$(10,886)	(243.7)%
For the three months ended September 30, 2014, net loss was $5.5 million, compared to net loss of $6.7 million for the three months ended September 30, 2013. The $1.2 million improvement in net loss is primarily due to increased revenue of $1.3 million from continuing operations, a $0.3 million reduction in other expense, partially offset by a $0.2 million increase in net loss associated with discontinued operations and a $0.1 million increase in operating expenses.

For the nine months ended September 30, 2014, net loss was $15.4 million, compared to net loss of $4.5 million for the nine months ended September 30, 2013. The $10.9 million increase in net loss is primarily due to a $15.4 million reduction in income associated with discontinued operations, partially offset by increased revenue of $2.7 million from continuing operations and reductions in other expense of $1.5 million and operating expenses of $0.3 million.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal source of liquidity as of September 30, 2014 consisted of cash and cash equivalents of approximately $12.2 million.

Over the near term, we expect that the cost of operations and working capital requirements will continue to be our principal need for liquidity. In the long term, working capital requirements are expected to increase if we succeed in executing our longer-term business plan and growing our digital media and advertising business and new predictive analytics service offerings. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the digital marketing and advertising industries and the success of our strategic realignment. We have seen a positive response to our strategic realignment of focusing on our core digital advertising and marketing business. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using our cash and cash equivalents on hand and through access to the capital markets. Going forward, we will continue to focus on improving sales and gross margin. Our short-term liquidity may be adversely affected if, and to the extent that, our Series J preferred stock becomes redeemable.

Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit and equity finance availability, which cannot at all times be assured. Accordingly, we cannot assure that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. We cannot assure that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

Our ability to obtain any additional financing depends upon many factors, including our then existing level of indebtedness (if any) and restrictions in any debt facilities we may establish in the future, historical business performance, financial projections, prospects and creditworthiness and external economic conditions and general liquidity in the credit and capital markets. Any financing (or subsequent refinancing) could also be extended only at costs and require us to satisfy restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

Cash Flows
As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $12.2 million and $24.7 million, respectively. The decrease reflects cash used in operating activities of $11.5 million and cash used in investing activities of $1.8 million, partially offset by the impact of a $0.8 million reduction in cash classified as held for sale. There was no cash classified as held for sale as of September 30, 2014.

Net Cash Used in Operating Activities
For the nine months ended September 30, 2014, net cash of $11.5 million was used in operating activities. Operating activities from continuing operations used $12.0 million of cash consisting largely of our net loss of $15.4 million. The change in our operating assets and liabilities was mainly driven by a decrease in accounts payable and accrued expenses and an increase in accounts receivable. The decrease in accounts payable and accrued expenses is principally due to the timing of payment of third-party partner invoices during the third quarter of 2014 and a reduction in accruals relating to professional services, primarily due to lower utilization of these services based on business need. The increase in accounts receivable is directly attributable to the growth of our mobile advertising revenue. The change in our operating assets and liabilities is offset by various non-cash items, including $3.4 million for depreciation and amortization, $0.3 million for stock-based compensation expense and $0.2 million for other non-cash adjustments. Operating activities from discontinued operations provided $0.4 million of cash during the nine months ended September 30, 2014.

Net Cash Used in Investing Activities
For the nine months ended September 30, 2014, cash of $1.8 million was used in investing activities. Investing activities from continuing operations used $2.1 million of cash consisting of software development costs associated with our Voltari-Connect platform that were capitalized during the period, including costs to develop new software products and significant enhancements to existing software products. The net cash used was partially offset by investing activities from discontinued operations, which provided $0.3 million of cash during the nine months ended September 30, 2014, consisting of the cash proceeds received from the sales of our U.S. and Canadian messaging business during the second quarter and our UK wireless carrier business during the third quarter.

Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2014 was de minimis.

Off-Balance Sheet Arrangements
As of December 31, 2013 and September 30, 2014, we do not have any off-balance sheet arrangements.

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

With respect to our goodwill, management's assessment of relevant events and circumstances has not indicated it is more likely than not the fair value of our reporting unit is less than its carrying amount at September 30, 2014.  We considered the results of our annual impairment test in the fourth quarter of 2013, which indicated that the fair value of the reporting unit exceeded its carrying amount by 33.5%.  Management also considered general economic and industry conditions, our recent and planned financial performance as well as the change in the price of our common stock since 2013.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for the following additional risk factors which should be read in conjunction with Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Our failure to raise additional capital and generate the cash flows necessary to maintain and expand our operations and invest in our services could reduce our ability to continue normal operations. We may not have sufficient capital to redeem our Series J preferred stock with an aggregate redemption price, including paid-in-kind dividends and accrued dividends, of approximately $38.7 million as of September 30, 2014 if the holders of such stock require us to do so. This could adversely affect our ability to continue normal operations and could result in the loss of your entire investment.
Over the near term, we expect that the cost of operations and working capital requirements will continue to be our principal need for liquidity. In the long term, working capital requirements are expected to increase if we succeed in executing our longer-term business plan and growing our digital media and advertising business and new predictive analytics service offerings. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the digital marketing and advertising industries and the success of our strategic realignment. Going forward, we will continue to focus on improving sales and gross margin. Our short-term liquidity may be adversely affected if, and to the extent that, our Series J preferred stock becomes redeemable.

Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit and equity finance availability, which cannot at all times be assured. Accordingly, we cannot assure that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. We cannot assure that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

Our ability to obtain any additional financing depends upon many factors, including our then existing level of indebtedness (if any) and restrictions in any debt facilities we may establish in the future, historical business performance, financial projections, prospects and creditworthiness and external economic conditions and general liquidity in the credit and capital markets. Any financing (or subsequent refinancing) could also be extended only at costs and require us to satisfy restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

If we cannot meet NASDAQ’S continued listing requirements, NASDAQ may delist our common stock which could have an adverse impact on the liquidity and market price of our common stock.
Our common stock is currently listed on the NASDAQ Capital Market. We are required to meet certain financial and other quantitative thresholds to maintain that listing. On May 22, 2014, we received a letter from NASDAQ advising that, based on the value of the Company’s stockholders’ equity, as disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2014, we did not meet the minimum $2.5 million stockholders’ equity value requirement for continued listing on the NASDAQ Capital Market under NASDAQ Marketplace Rule 5550(b)(1). The letter also stated that, as of that date, we did not satisfy the alternative requirements for continued listing based on market value of listed securities or net income from continuing operations pursuant to NASDAQ Marketplace Rules 5550(b)(2) and 5550(b)(3), respectively. In July 2014, we submitted a plan for compliance to NASDAQ and NASDAQ has notified us that we have until November 18, 2014 to implement that plan and regain compliance with the requirements for continued listing. If we are unable to cure the deficiency by that date, our common stock may be subject to delisting from NASDAQ. It is also possible that we would otherwise fail to satisfy another NASDAQ requirement for continued listing of our capital stock. This could inhibit the ability of our common stockholders to trade their shares in the open market, thereby severely limiting the liquidity of such shares. Although stockholders may be able to trade their shares of common stock on the over-the-counter market, there can be no assurance that this would occur.  Further, the over-the-counter market provides significantly less liquidity than NASDAQ and other national securities exchanges, is thinly traded and highly volatile, has fewer market makers and is not followed by analysts.  As a result, your ability to trade or obtain quotations for these securities may be more limited than if they were quoted on NASDAQ or other national securities exchanges.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 12, 2014)

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

VOLTARI CORPORATION

Date:	November 13, 2014	By:	/s/ John Breeman
John Breeman
Chief Financial Officer (principal financial and accounting officer)