Form 10-K
period 2014-12-31
Voltari Corp
filed 2015-03-31
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on NASDAQ on June 30, 2014) was approximately $7.8 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2014 have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 10, 2015:

Title of Class	Number of Shares
Common Stock, $0.001 par value	4,763,358

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed within 120 days of the close of the fiscal year ended December 31, 2014 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report Form 10-K.

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

PART I

Item 1.	Business.
Overview
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

Voltari, a Delaware corporation, was incorporated, under the name “Mobile Systems Corp.,” on December 14, 2012, as a wholly-owned subsidiary of Motricity, Inc. (“Motricity”), and changed its name to “Voltari Corporation” on January 16, 2013. On April 9, 2013, pursuant to the consummation of the Reorganization (as defined below) Motricity became a wholly-owned subsidiary of Voltari. Motricity was incorporated on March 17, 2004 under the name “Power By Hand, Inc.,” and on October 29, 2004 changed its name to Motricity, Inc. On June 23, 2010, Motricity completed its offering of 6,000,000 shares of common stock in an initial public offering (our “IPO”).

On April 9, 2013, Motricity and Voltari consummated a transaction intended to protect the long-term value of Motricity’s net operating loss carryforwards ("NOLs"), referred to herein as the “Reorganization,” pursuant to an agreement and plan of reorganization by and among Motricity, Voltari and Voltari Merger Sub, Inc. The agreement and plan of reorganization and the transactions contemplated thereby were approved and adopted by Motricity’s stockholders on April 9, 2013. Upon completion of the Reorganization, Motricity became our wholly-owned subsidiary, and we replaced Motricity as the publicly held corporation. Further, our common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), pursuant to rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), we are the successor issuer to Motricity. As of April 10, 2013, shares of our common stock commenced trading on NASDAQ under the symbol “VLTC.”

On April 23, 2013, the Company effected a one-for-ten reverse stock split of the outstanding shares of our common stock after the Reorganization. The number of shares of our common stock outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. In addition, the exercise price and the number of common shares issuable under our share-based compensation plans and upon exercise of our outstanding warrants to purchase common stock, as well as the issued and outstanding share capital, have been correspondingly adjusted to reflect the reverse stock split.

Recent Developments
Rights offering—On February 27, 2015, we commenced a rights offering of up to an aggregate of 4,300,000 shares of our common stock. Under the terms of the rights offering, we distributed to stockholders of record at the close of business on February 13, 2015 transferable subscription rights to purchase 0.9027 shares of common stock for every share of common stock owned on the record date. The rights offering included an over-subscription privilege, which permitted each subscriber that exercised its basic subscription right in full the option to purchase additional shares of common stock that remained unsubscribed at the expiration of the offering. If a subscriber exercised its basic subscription right or over-subscription privilege to purchase less than 1,300,000 shares in the rights offering, the subscriber paid a price of $0.97 per whole share. If a subscriber exercised its basic subscription right or over-subscription privilege to purchase 1,300,000 shares or more in the rights offering and owned 33% or more of our issued and outstanding common stock following completion of the rights offering, the subscriber paid a price of$1.36 per whole share.

The rights offering was fully subscribed and closed on March 30, 2015. We received approximately $4.6 million in net proceeds from the rights offering and we intend to use these proceeds for general corporate and working capital purposes. Following the completion of the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the owner of approximately 52.3% of our common stock. Entities affiliated with Mr. Icahn also own warrants to purchase an additional 9.7% of our common stock, which warrants are currently unexercisable by Mr. Icahn and such affiliated entities.

Cost Saving Measures—In January of 2015, we significantly reduced the size of our engineering department and terminatedoperations at our Seattle Data Center as part of an effort to reduce our operating expenses, particularly the cost of research and development and advertising delivery. As a result we are making increased use of third-party vendors in the placement of mobile advertising and are exploring with those vendors additional service offerings including the placement of advertising on desktop computers, so-called smart TV’s and other non-mobile devices.

Non-Compliance with NASDAQ Continued Listing Requirements—Our common stock is currently listed on the NASDAQ Capital Market. On May 22, 2014, we received a letter from the NASDAQ Stock Market LLC (“NASDAQ”) advising that we did not meet the minimum $2.5 million stockholders’ equity value requirement for continued listing on the NASDAQ Capital Market and we did not satisfy the alternative requirements for continued listing based on market value of listed securities or net income from continuing operations pursuant to applicable NASDAQ Marketplace Rules. In July 2014, we submitted a plan for compliance to NASDAQ and NASDAQ notified us that we had until November 18, 2014 to implement that plan and regain compliance with the requirements for continued listing. On November 19, 2014, NASDAQ notified us that, based on our continued noncompliance with the applicable $2.5 million stockholders’ equity value requirement for continued listing on NASDAQ, our securities would be subject to delisting by NASDAQ unless we timely requested a hearing before the Listing Qualifications Panel. We timely requested a hearing before the Listings Qualifications Panel, at which hearing we requested an extension of time to develop and execute a plan to regain compliance with the applicable requirements for continued listing on NASDAQ. The Listing Qualifications Panel has granted us an extension of time until May 18, 2015 to solidify a plan and to regain compliance with the minimum $2.5 million stockholders’ equity value requirement for continued listing on the NASDAQ Capital Market. Our common stock will continue to trade on NASDAQ under the symbol “VLTC” pending completion of the expiration of the extension period granted by the Listing Qualifications Panel. If we are unable to regain compliance with the $2.5 million stockholders’ equity value requirement or if we otherwise fail to evidence and sustain compliance with all applicable requirements for continued listing on NASDAQ, our common stock may be subject to delisting by NASDAQ.

On March 17, 2015, we received written notice from the NASDAQ notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share, as required by NASDAQ Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on The NASDAQ Capital Market under the symbol “VLTC.” NASDAQ stated in its letter that in accordance with the NASDAQ Listing Rules, we will be provided 180 calendar days, or until September 14, 2015, to regain compliance with the minimum bid price requirement. If at any time before September 14, 2015 the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, the NASDAQ staff will provide us with written notification that it has achieved compliance with the minimum bid requirement. If we do not regain compliance with the minimum bid price requirement by September 14, 2015, we may be eligible for additional time to comply with the minimum bid price requirement. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, and must notify NASDAQ in writing of its intention to cure the deficiency during the second compliance period. However, if it appears to NASDAQ that we will not be able to cure the deficiency, or if we are not otherwise eligible for additional time, the NASDAQ staff will provide us with written notification that our common stock will be subject to delisting from The NASDAQ Capital Market.

For more information, see “Risk Factors—If we cannot meet NASDAQ’s continued listing requirements, NASDAQ may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.”

Strategic Realignment—We have undergone significant changes over the past two years as described in more detail below. We are now fully focused on our digital media and marketing business.

In October 2014, we announced the expansion of our mobile advertising product suite with the formation of Emporia, an independent and transparent mobile channel for the purchase and sale of premium publisher inventory by a select group of advertisers. We are working with specialized data providers and the premiere hosts of rich media and video ad units to create unique behaviorally relevant vertical data sets for exclusive use on the Emporia platform and to formulate corresponding descriptors, which we refer to as Audience Shortcuts, of those mobile users included in participating advertisers’ target audience who have a real-time propensity for engagement with high-impact ad units (e.g., video and other rich media) at the time of service. Through Emporia, we hope to offer an intuitive self-service interface that will allow advertising agencies and their trading desks to activate users defined by Audience Shortcuts at the time, and only at the time, those users are available and predicted to engage with the advertiser’s content. We are in continuing discussions with publishers, advertisers, agencies, ad tech service providers and specialty data providers with respect to the establishment of the Emporia channel. There can be no assurance that these discussions will be successful or that the Emporia channel will be commercially viable.

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from most of our international carrier business and, on June 30, 2013, concluded our U.S. carrier business. On October 31, 2013, we completed the sale of our Gen5 business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the UK. We are now fully focused on our digital media and marketing business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services. Our carrier, messaging and Gen5 businesses are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities related to our U.S. and Canadian messaging business, as well as U.K. carrier business, are reported as assets and liabilities held for sale on the consolidated balance sheet at December 31, 2013. See Note 4 - Discontinued Operations.

Sustainability of Business Model—The placement of advertising on websites and in mobile apps has largely been effected through a series of intermediaries between the publishers owning the sites and apps and the advertisers. These intermediaries include “supply-side” businesses aggregating publisher inventory, “neutral” media exchanges and “demand-side” businesses such as ours acting on behalf of advertisers either directly or through their advertising agencies. A significant portion of the money spent by digital advertisers goes to these intermediaries in the form of resale profits or fees, which has the effect of both increasing the costs to advertisers and reducing publisher yields on inventory. Increasingly, advertisers and publishers are taking steps to reduce the number of intermediaries included in the digital ad chain with many advertisers using in-house resources to place advertising directly with publishers or through direct participation in media exchanges. This trend is likely to continue and significantly reduce our and our competitors’ revenue opportunities. We need to identify and exploit new revenue-generating opportunities and we are exploring the entry into new businesses, but there can be no assurance that we will be successful in these endeavors.

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

As a result of the above factors, and other changes in our business, our historical results of operations, including periods prior to the periods presented herein, are not necessarily indicative of the operating results to be expected in the future as discussed in Part I, Item 1A - Risk Factors.

Our solutions and services
Advertisers pay us to deliver their ads to mobile users, and we pay website and mobile application owners (or their proxies) for the use of their ad space. Our technology and data management platform and the audience targeting services provided by certain of our vendors allow us to analyze and augment the information accompanying web and mobile advertising opportunities and deliver highly targeted and engaging ad content to consumers in both programmatic and mediated environments. Our platform, and that of certain of our vendors, uses mass volumes of data along with ad response and location data and, when available, first-party consumer data to generate, in real time, a score for each unique advertising opportunity which can be measured against an advertiser’s creative materials and campaign goals. To date, we have identified more than 200 million server-side unique device profiles, many of which link multiple mobile devices to a single user. We continually collect additional anonymous data about users, audiences and their responses to mobile advertisements, which, in turn, refines our targeting and improves our placement choices.
Sales and marketing
We market and sell a wide range of mobile marketing and advertising solutions to brands and agencies through our sales organization. As of December 31, 2014, our sales and marketing organization consisted of 13 employees.

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

Vendors
We utilize strategic relationships with offshore and domestic vendors to increase technical resource capacity in the areas of technical development and quality assurance. We have expanded these relationships to assist in the growing of our product development efforts. On an as needed basis, these vendors can also be utilized to assist in sales engineering and demonstration development. We also use vendors which provide access to publisher advertising inventory through advertising exchanges or other sources. Advertising inventory is available through numerous sources and historically we have not been dependent on any one or few vendors. We have agreements in place with our vendors that allow us to properly manage and oversee vendor activities across the organization.

Research and Development
We have committed significant resources to research and development. Research and development expenses for the years ended December 31, 2014 and 2013 were $2.6 million and $1.4 million, respectively. We anticipate reduced needs in certain areas of our business for research and development as part of an effort to reduce our operating expenses.

Competition
The market for mobile data related products and services continues to be competitive and fragmented. The widespread and rising adoption of open industry standards, rapidly changing technology trends and burgeoning consumer demand has made it easier for new market entrants, existing competitors and non-traditional players to introduce new products and services that compete with our products. With the rapid growth and adoption of mobile data services, along with the increased demand for mobile marketing and advertising solutions, we expect competition to increase. As such, we believe there are a number of important factors to compete effectively in our market, including:

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
The market for digital media and marketing services is highly competitive, with numerous companies providing competing services. We compete with, among many others, Millennial Media, Conversant and AdTheorent in our mobile advertising and ad network business. Additionally, we face the risk that our customers may seek to develop in-house products as an alternative to those currently being provided by us. Traditional digital players and major mobile ecosystem providers, such as Google, Microsoft, Apple and Yahoo, are in fierce competition over market share in the digital media and marketing space. See Part I, Item 1A - Risk Factors.

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

Employees
As of December 31, 2014, we had a total of 64 employees, including 58 full-time employees. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages. As a result of our cost savings measures, in January of 2015 we significantly reduced the size of our engineering department and terminated operations at our Seattle Data Center as part of an effort to reduce our operating expenses, particularly the cost of research. As of March 15, 2015, we had a total of 31 full-time employees.

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

We are focused on our mobile media business and have discontinued our wireless carrier business and our messaging business in the U.S. and Canada. If we are unable to successfully realign our business to focus on our mobile media business, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Historically, we depended on a limited number of significant wireless carriers, such as AT&T and Verizon, for a substantial portion of our revenues and cash flows. The discontinuation of our carrier and messaging business could result in lower revenues than expected and increased business development, marketing and sales expenses, and cause our business to be less profitable and our results of operations to be adversely affected. There can be no assurance that we will be able to grow our mobile media business and generate sufficient revenues from our other customers.

We have a history of net operating losses and may continue to suffer losses in the future.
For the years ended December 31, 2010, 2011, 2012, 2013 and 2014, we had net losses of approximately $7.0 million, $195.4 million, $34.2 million, $10.3 million and $29.3 million, respectively. If we cannot become profitable, our financial condition will deteriorate further, and we may be unable to achieve our business objectives.

Our product development investments may not lead to successful new services or enhancements.
We expect to continue to invest in research and development for the introduction of new products and enhancements to existing services designed to improve the quality of the services delivered to our customers. Particularly with our increased emphasis on the mobile enterprise and marketing business, we must also continue to provide new products and services while we continue to develop existing features based on specific customer requests and anticipated market needs. Research and development in the mobile data services industry, however, is complex, expensive and uncertain. We believe that we must continue to dedicate resources to research and development efforts to maintain our competitive position. If we are not able to expend sufficient capital on such research and development or if our efforts do not lead to the successful introduction of service enhancements that are competitive in the marketplace, there could be a material adverse effect on our business, operating results, financial condition and market share.

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

The rights offering resulted in Mr. Carl C. Icahn becoming the beneficial owner of more than 50% of the voting power of our company, which constitutes a redemption event under the terms of our Series J Preferred Stock, pursuant to which the holders of the Series J preferred stock may require us to redeem their shares, which may cause our common stockholders to lose their entire investment.
The holders of our Series J preferred stock may require us to redeem their shares of Series J preferred stock at a redemption price equal to 100% of the liquidation preference per share in effect at such time plus accrued and unpaid dividends through the next dividend payment date after the redemption date, in connection with a redemption event, including a change in control which results in a person becoming the beneficial owner of at least 50% of the voting power of the Company. Following the completion, and as a result of, the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the owner of approximately 52.3% of the voting power of our common stock, which constitutes a change of control, which in turn constitutes a redemption event pursuant to the terms of the Series J preferred stock. As a result, each holder of shares of the Series J preferred stock has the right to require us to redeem its shares of Series J preferred stock. Mr. Carl C. Icahn beneficially owns approximately 95.5% of the Series J preferred stock. Mr. Carl C. Icahn has agreed to waive the right to require the Company to redeem shares of Series J preferred stock that he beneficially owns. As of March 31, 2015 the liquidation preference on the outstanding shares of Series J preferred stock is $41.2 million and the the redemption price of the Series J preferred stock is $34.37 per share. If all holders of shares of Series J preferred stock, except for entities affiliated with Mr. Carl C. Icahn, require us to redeem their shares of Series J preferred stock, we will be required to pay an aggregate redemption price equal to $1.8 million as of March 30, 2015, subject to the State of Delaware law governing distributions to stockholders. Shares of Series J preferred stock which are not redeemed, at the option of the holder, will remain outstanding and will continue to accrue quarterly dividends equal to 3.25% of the liquidation preference then in effect. Dividends declared or accrued on the Series J preferred stock reduce the amount of net earnings that are available to common stockholders.

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

Our business model depends upon the continued compatibility of our service offerings with most mobile connected devices, as well as the major operating systems that run on them and the thousands of apps that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers, such as Verizon, AT&T or T-Mobile, may also take steps to limit their customers' ability to download apps or access specified content on mobile devices.

In some cases, the parties that control the development of mobile connected devices and operating systems include companies that are our competitors. For example, Apple controls two of the most popular mobile devices, the iPhone and the iPad, as well as the iOS operating system that runs on them. Apple also controls the App Store for downloading apps that run on Apple's mobile devices. Similarly, Google controls the Android operating system. If we were unable to service these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide ads on them, our ability to generate revenue could be significantly harmed.
Our industry is undergoing rapid change, and our business model is also evolving, which makes it difficult to predict our future prospects.
The placement of advertising on websites and in mobile apps has largely been effected through a series of intermediaries between the publishers owning the sites and apps and the advertisers. These intermediaries include “supply-side” businesses aggregating publisher inventory, “neutral” media exchanges and “demand-side” businesses such as ours acting on behalf of advertisers either directly or through their advertising agencies. A significant portion of the money spent by digital advertisers goes to these intermediaries in the form of resale profits or fees, which has the effect of both increasing the costs to advertisers and reducing publisher yields on inventory. Increasingly, advertisers and publishers are taking steps to reduce the number of intermediaries included in the digital ad chain with many advertisers using in-house resources to place advertising directly with publishers or through direct participation in media exchanges. This trend is likely to continue and significantly reduce our and our competitors’ revenue opportunities. We need to identify and exploit new revenue-generating opportunities and we are exploring the entry into new businesses, but there can be no assurance that we will be successful in these endeavors.

We may not be able to enhance our service offerings to keep pace with technological and market developments.
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
When we deliver an ad or a service to a mobile device, we or our vendors are often able to collect anonymous information and the reactions of the mobile device user, such as whether the user visited a landing page or watched a video; we refer to this data as “Response Data.” We and our vendors may also be able to collect information about the user's mobile location; we refer to this data as "Location Data." As we and our vendors collect and aggregate Location and Response data provided by billions of ad impressions, it is analyzed in order to optimize the placement and scheduling of ads and the offer of services. For example, the collected information may be used to limit the number of times a specific ad or opportunity is presented to the same mobile device, to provide an ad or opportunity to only certain types of mobile devices, or to provide a report to an advertiser client on the number of its ads that were clicked.

Although the Location and Response Data is not personally identifiable information, clients, vendors and mobile ad exchanges might decide not to allow the collection, or might limit its use. Any limitation on the collection and use of Location and Response Data could make it more difficult for us to deliver effective mobile advertising programs that meet the demands of our clients.

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
Our business model depends in part upon the collection and use of Location Data to provide effective targeted advertising on behalf of our advertising clients. The use of Location Data could be restricted by a number of factors, including new laws or regulations, technology or consumer choice. Limitations on the collection or use of Location Data could limit our ability to target ads.

Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.
In the course of providing our services, we and our vendors transmit and store information related to mobile devices, the ads we place and the services we deliver including Location and Response Data for the purpose of delivering targeted location-based ads or opportunities to the user of the device. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we and our vendors collect. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy or consumer protection, could result in proceedings or actions against us by governmental entities or others. We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy-related laws. These proceedings could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.

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
Our success depends on the continuing and uninterrupted performance of our own internal systems, as well as those of our vendors, which we utilize to place ads and opportunities, monitor the performance of advertising and marketing campaigns and manage our inventory of advertising space. Our revenue depends on the technological ability to deliver ads and opportunities and measure them on a CPM, CPC, CPA or CPI basis. Sustained or repeated system failures that interrupt our ability to provide services to clients, including technological failures affecting our ability to deliver ads quickly and accurately and to process mobile device users' responses to ads and opportunities, could significantly reduce the attractiveness of our services to advertisers and reduce our revenue. Our systems and our vendors' systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures.

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

Over the near term, we expect that the cost of operations and working capital requirements will continue to be our principal need for liquidity. In the long term, working capital requirements are expected to increase if we succeed in executing our longer term business plan and growing our digital media and advertising business and new predictive analytics service offerings. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the digital marketing and advertising industries and the success of our strategic realignment. Our shortterm liquidity may also be adversely affected if, and to the extent that, our Series J preferred stock becomes redeemable.

Our ability to execute on our short term and longer term business plan is contingent on our ability to raise additional capital. Further, our ability to execute our short term and longer term business plan is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit and equity finance availability, which cannot at all times be assured. Accordingly, we cannot assure that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. Our ability to fund our capital needs also depends on our future operating performance, our ability to compensate for the loss of the substantial cash generated by our discontinued operations, our ability to successfully realign our costs and strategic path, the effect of any financing alternatives we may pursue and our ability to meet financial covenants under any indebtedness we may incur. We may also need to raise additional capital to execute our business plan, including capital to complete planned upgrades and enhancements to our products and services, increase our investment in capital equipment to support new and existing customers, extend our marketing and sales efforts, and make strategic acquisitions if attractive opportunities become available. Our future capital requirements will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the time and cost of our service enhancements, the rate of growth of the digital media and marketing business, the rate of mobile data subscriber growth, the acceptance rate of mobile devices as multifunctional computing platforms, the demand for wireless applications, the time and cost of successfully entering into new customer contracts and the amount of investment needed to achieve our sales and marketing objectives. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. We cannot assure that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

If we raise additional capital in an equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock and/or Series J preferred stock could decline. If we engage in debt financing, we may be required to accept terms that further restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. We may not be able to raise any additional capital that we may require on terms acceptable to us or at all. Our failure to do so could result in, among other things, a loss of our customers and a loss of your entire investment.

Our historical financial statements may not be indicative of future performance.
Our operating history includes business in geographic areas in which we are no longer active, all of which has resulted in revenue and profitability that may not be indicative of our future results of operations. As a result, the price of our common stock may be volatile.

In 2013, AT&T terminated material revenue-generating contracts with us, effective June 30, 2013. We assigned all of our rights and interests under our Verizon Portal Agreement to Opalhaven Corporation, also effective June 30, 2013. On October 31, 2013, we completed the sale of our Gen5 business. All operations related to our U.S. carrier and Gen5 businesses are reported as discontinued operations in the consolidated financial statements for the year ended December 31, 2013.

On May 30, 2014 we completed the sale of our messaging business in the U.S. and Canada. We completed the sale of our United Kingdom wireless carrier business on September 1, 2014. All of the operations related to the messaging business in the U.S. and Canada, as well as the UK wireless carrier business, are reported as discontinued operations in the consolidated financial statements for the years ended December 31, 2014 and 2013. Assets and liabilities of the messaging business in the U.S. and Canada, as well as the UK wireless carrier business are classified as held for sale at December 31, 2013.

As a result of the recent significant changes in our company, the termination of our carrier business, the sale of Gen5, our messaging business, and the UK wireless carrier business, the realignment of our strategic path and enhanced focus on our digital media and marketing business, our exploration of financing alternatives and other changes in our business, our historical results of operations are not necessarily indicative of the operating results of any future period.

We may not be able to realize value from our NOLs.
As of December 31, 2014, we had federal and state NOLs of $410.3 million and $67.5 million, respectively, that begin to expire in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes. If we had an “ownership change” as defined in section 382 of the Internal Revenue Code (“Section 382”), our NOLs generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Generally, an ownership change occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by 50 percentage points or more as compared to the lowest percentage of stock owned by such stockholders at any time during the preceding three year period. Based upon a review of past changes in our ownership, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these NOLs. There can be no assurance however that the IRS or some other taxing authority will not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our NOLs to offset future taxable income.

On April 9, 2013, our stockholders approved a holding company reorganization in which each share of what was then Motricity common stock was exchanged for one share of our common stock. Shares of our common stock are subject to transfer restrictions contained in our certificate of incorporation. In general, the transfer restrictions prohibit transfers having the effect of increasing without our consent the ownership of our common stock by (i) any person from less than 5% to 5% or more or (ii) any person owning or deemed to own 5% of more of our common stock.

While we expect that the transfer restrictions will help guard against an ownership change occurring under Section 382 of the Code and the related rules, because we may use our common stock as consideration to make acquisitions and because we may decide (or need) to sell additional shares of our common stock in the future to raise capital for our business, we cannot guarantee that an ownership change will not occur in the future. Further, because our common stock warrants are not subject to the same exercise limits imposed on the subscription rights, the exercise of those common stock warrants or transfer of those common stock warrants to a person who would control the Company could result in an ownership change under Section 382 of the Code. Unlike if we issued common stock as consideration in an acquisition or to raise additional capital, the exercise of the common stock warrants and, therefore, the resulting ownership shift, are out of our control.

We may engage in acquisitions, dispositions and exits that could disrupt our business, cause dilution to our stockholders and harm our business, operating results or financial condition.

We may make selective domestic and international acquisitions of, and investments in, businesses that offer new products, services and technologies, augment our market coverage, and/or enhance our technological capabilities. Acquisitions and investments outside of the U.S. involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We have ceased doing business in India, the Asia Pacific region, France, the Netherlands, Canada and the United Kingdom. Such dispositions or closures may have an adverse effect on our business. Acquisitions, dispositions and exits in the high-technology sector are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions, dispositions or exits will be successful and will not materially adversely affect our business and operations. In addition, the integration of any business we acquire may require that we incur significant restructuring charges. Acquisitions involve numerous risks, including difficulties in integrating the operations, management information systems and internal controls, technologies, products, and personnel of the acquired companies, particularly companies with overlapping business segments and widespread operations and/or complex products. Integration may be a difficult, drawn out process further complicated by such factors as geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management's attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired business, performance problems with the acquired business' technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our ability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products and services, there can be no assurance that product or service enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such acquired assets.

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

We implemented cost saving measures in 2012, 2013 and 2015 and may implement additional cost saving measures in the future. If we are not successful in implementing future cost savings initiatives, our operating results and financial condition could be adversely affected. We may also experience an adverse impact on our business as a result of the reduction in force.
In the first quarter of 2012, we implemented a reduction in our global workforce as part of the overall realignment of our strategic path, our exit from India and the Asia Pacific region and our decision to sell our France and Netherlands subsidiaries. During the first half of 2013, we reduced, and by August of 2013 had eliminated, the portion of our workforce servicing the U.S. carrier business. In early 2015, we significantly reduced the size of our workforce providing engineering and information technology services. We continue to review our cost structure and may implement further cost saving initiatives. We cannot guarantee that we will be successful in implementing such initiatives, or that such efforts will not interfere with our ability to achieve our business objectives. Moreover, a reduction in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business, may increase the likelihood of turnover of other key employees, and may have an adverse impact on our business.

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
Our business relies upon certain unpatented or unregistered intellectual property rights and proprietary information. Consequently, although we take measures to keep our key intellectual property rights and proprietary information confidential, we may not be able to protect our technology from independent invention by third parties. We currently attempt to protect most of our key intellectual property through a combination of trade secret, copyright and other intellectual property laws and by entering into employee, contractor and business partner confidentiality agreements. Such measures, however, provide only limited protection, and under certain circumstances we may not be able to prevent the disclosure of our intellectual property, or the unauthorized use or reverse engineering or independent development of our technology. This may allow our existing and potential competitors to develop products and services that are competitive with, or superior to, our services. Further, we may choose to expand our international presence. Many of these countries' intellectual property laws are not as stringent as those of the U.S. Effective patent, copyright, trademark and trade secret protections may be unavailable or limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these countries from using or infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in these regions or otherwise harm our business. In the future, we may also have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and divert our management's attention and resources. There can be no assurance that such litigation will be successful.
We may not be able to make use of the existing tax benefits of the NOLs because we may not generate taxable income.
The use of the NOLs is subject to uncertainty because it is dependent upon the amount of taxable income generated by us and our consolidated subsidiaries. Through December 31, 2014 we have not generated taxable income on an annual basis, and there can be no assurance that we will have sufficient taxable income in future years to use the NOLs before they begin expiring at varying dates starting in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes.

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
We host our services and serve all of our customers (either directly or through third-party vendors) from various datacenter facilities located around the U.S. Several of our datacenter facilities are operated by third parties. We do not control the operations at the third-party facilities. All of these facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. They also could be subject to break-ins, computer viruses, denial of service attacks, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the third-party facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Although we maintain off-site tape backups of our customers' data, we do not currently operate or maintain a backup datacenter for any of our services, which increases our vulnerability to interruptions or delays in our services. Interruptions in our services might harm our reputation, reduce our revenue, cause us to incur financial penalties, subject us to potential liability and cause customers to terminate their contracts.

Capacity constraints could disrupt access to our services, which could affect our revenue and harm our reputation.
Our service goals of performance, reliability and availability require that we and our vendors have adequate capacity in computer systems to cope with the volume of traffic through service delivery platforms. If we are successful in growing the size and scope of our operations, we will need to improve and upgrade our systems and infrastructure, or purchase services from vendors with sufficient capacity, to offer our customers and their subscribers enhanced services, capacity, features and functionality. This may require us to commit substantial financial, operational and technical resources before the volume of our business rises, with no assurance that our revenue will grow. If our systems cannot be expanded in a timely manner or the requisite services purchased to cope with increased traffic we could experience disruptions in service, lower customer and subscriber satisfaction and delays in the introduction of new services. Any of these problems could impair our reputation and cause our revenue to decline.

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

Mr. Carl C. Icahn indirectly owns a majority of our common stock and Series J preferred stock, he has a relationship with one of our directors, our certificate of incorporation waives the corporate opportunity doctrine as it relates to funds affiliated with him and he may have interests that diverge from those of other stockholders.
Following the completion, and as a result of, the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the beneficial owner, and has voting control over, of approximately 52.3% of our common stock. Entities affiliated with Mr. Icahn also own warrants to purchase an additional 9.7% of our common stock, which warrants are currently unexercisable by Mr. Icahn and such entities. Further, he holds 95.5% of our Series J preferred stock, which has limited voting rights. Mr. Icahn is able to control and exert substantial influence over us, including the election of our directors and controlling most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock. Mr. Carl Icahn owns, controls and has an interest in many companies, some of which may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders.

In our certificate of incorporation, we renounce and provide for a waiver of the corporate opportunity doctrine as it relates to the funds affiliated with Koala Holding LP, an affiliate of Mr. Carl C. Icahn, Technology Crossover Ventures, and any person or entity affiliated with these investors. As a result, Mr. Carl C. Icahn and entities controlled by him will have no fiduciary duty to present corporate opportunities to us. These exempted persons are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are directed by the exempted persons to themselves or their other affiliates instead of to us. As a result, corporate opportunities that may benefit us may not be available to us. To the extent that conflicts of interest may arise between us, Mr. Carl Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or our other shareholders.

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

Our common stock is currently listed on the Nasdaq Capital Market. We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the Nasdaq Capital Market.
On May 22, 2014, we received a letter from the NASDAQ Stock Market LLC (“NASDAQ”) advising that we did not meet the minimum $2.5 million stockholders’ equity value requirement for continued listing on the NASDAQ Capital Market and we did not satisfy the alternative requirements for continued listing based on market value of listed securities or net income from continuing operations pursuant to applicable NASDAQ Marketplace Rules. In July 2014, we submitted a plan for compliance to NASDAQ and NASDAQ notified us that we had until November 18, 2014 to implement that plan and regain compliance with the requirements for continued listing. On November 19, 2014, NASDAQ notified us that, based on our continued noncompliance with the applicable $2.5 million stockholders’ equity value requirement for continued listing on NASDAQ, our securities would be subject to delisting by NASDAQ unless we timely requested a hearing before the Listing Qualifications Panel. We timely requested a hearing before the Listings Qualifications Panel, at which hearing we requested an extension of time to develop and execute a plan to regain compliance with the applicable requirements for continued listing on NASDAQ. The Listing Qualifications Panel has granted us an extension of time until May 18, 2015 to solidify a plan and to regain compliance with the minimum $2.5 million stockholders’ equity value requirement for continued listing on the NASDAQ Capital Market. Our common stock will continue to trade on NASDAQ under the symbol “VLTC” pending completion of the expiration of the extension period granted by the Listing Qualifications Panel. If we are unable to regain compliance with the $2.5 million stockholders’ equity value requirement or if we otherwise fail to evidence and sustain compliance with all applicable requirements for continued listing on NASDAQ, our common stock may be subject to delisting by NASDAQ.

On March 17, 2015, we received written notice from the NASDAQ notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share, as required by NASDAQ Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on The NASDAQ Capital Market under the symbol “VLTC.” NASDAQ stated in its letter that in accordance with the NASDAQ Listing Rules, we will be provided 180 calendar days, or until September 14, 2015, to regain compliance with the minimum bid price requirement. If at any time before September 14, 2015 the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, the NASDAQ staff will provide us with written notification that it has achieved compliance with the minimum bid requirement. If we do not regain compliance with the minimum bid price requirement by September 14, 2015, we may be eligible for additional time to comply with the minimum bid price requirement.

In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, and must notify NASDAQ in writing of its intention to cure the deficiency during the second compliance period. However, if it appears to NASDAQ that we will not be able to cure the deficiency, or if we are not otherwise eligible for additional time, the NASDAQ staff will provide us with written notification that our common stock will be subject to delisting from The NASDAQ Capital Market.

If we are unable to regain compliance with the minimum bid price requirement, the $2.5 million stockholders’ equity value requirement or if we otherwise fail to evidence and sustain compliance with all applicable requirements for continued listing on NASDAQ, our common stock may be subject to delisting by NASDAQ. This could inhibit the ability of our common stockholders to trade their shares in the open market, thereby severely limiting the liquidity of such shares. Although stockholders may be able to trade their shares of common stock on the over-the-counter market, there can be no assurance that this would occur. Further, the over-the-counter market provides significantly less liquidity than NASDAQ and other national securities exchanges, is thinly traded and highly volatile, has fewer market makers and is not followed by analysts. As a result, your ability to trade or obtain quotations for these securities may be more limited than if they were quoted on NASDAQ or other national securities exchanges.

Our common stock is ranked junior to our Series J preferred stock with respect to cash dividends and amounts payable in the event of our dissolution, liquidation or winding up.
With respect to the payment of cash dividends and amounts payable in the event our liquidation, dissolution or winding up, our common stock is ranked junior to our Series J preferred stock. This means that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Series J preferred stock for all accrued dividends, no cash dividends may be declared or paid on our common stock. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding up, no distribution of our assets may be made to holders of our common stock until we have paid to our Series J preferred stockholders the liquidation preference relating to such preferred stock, plus in each case any accrued and unpaid dividends. In the event of our voluntary or involuntary liquidation, dissolution or winding up, our asset value would first inure to the benefit of holders of our Series J preferred stock, up to the value of the Series J preferred stock liquidation preference plus any accrued and unpaid dividends thereon, before holders of our common stock would realize any benefits from such increase.
We have not paid or declared common stock cash dividends in the past, and do not plan to pay or declare common stock cash dividends in the future, and, as a result, your only opportunity to achieve a return on an investment in our common stock is if the price of our common stock appreciates.
We have never declared or paid any dividends on our common stock other than the distribution of subscription rights in the rights offerings that closed in October 2012 and March 2015. We do not expect to declare or pay dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used in the operation and growth of our business and the payment of dividends on our Series J preferred stock. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends on our common stock is currently limited by the terms of our Series J preferred stock and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our common stock may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you paid for such common stock.

We currently have fewer than 300 stockholders of record and, therefore, are eligible to terminate the registration of our common stock under the Exchange Act and, correspondingly, delist our shares from NASDAQ.
As a public company with fewer than 300 stockholders of record, we currently register our shares of common stock under the Exchange Act, on a voluntary basis. Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated 90 days after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. Accordingly we are eligible to deregister our common stock under the Exchange Act. Upon the effectiveness of the termination of registration under Section 12, we would not be required to comply with certain disclosure requirements under the Exchange Act, including, but not limited to, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities. Even if we were to deregister, however, Section 15(d) of the Exchange Act would require us to continue to file annual, quarterly and current reports until no earlier than when we file our next annual report on Form 10-K. At such time, you may not have access to current information about our Company. Although we do not currently have plans to deregister, the current number of record holders of our common stock enables us to do so.

We expect that our revenue will fluctuate, which could cause our stock price to decline.
Any significant delays in the deployment of our services, unfavorable sales trends in our existing service categories, or changes in the spending behavior of our customers could adversely affect our revenue growth. If our revenue fluctuates or does not meet the expectations of securities analysts and investors, our stock price would likely decline.

The market price of our common stock and our common stock warrants may be highly volatile or may decline regardless of our actual operating performance.
Broad market and industry factors may adversely affect the market price of our common stock and our common stock warrants, regardless of our actual operating performance. Factors that could cause wide fluctuations in the stock price may include, among other things:

•	actual or anticipated variations in our financial condition and operating results;

•	overall conditions or trends in our industry;

•	addition or loss of significant customers;

•	competition from existing or new products;

•	changes in the market valuations of companies perceived by investors to be comparable to us;

•	announcements by us or our competitors of technological innovations, new services or service enhancements;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures or capital commitments;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	additions or departures of key personnel;

•	a Redemption Event occurring;

•	changes in the estimates of our operating results or changes in recommendations by any securities or industry analysts that elect to follow our common stock; and

•	sales of our common stock by us or our stockholders, including sales by our directors and officers.

The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Our common stock price has declined significantly since Motricity's initial public offering in 2010 and may continue to do so as a result of the above described factors as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations. In the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. We are subject to this type of litigation and may be the target of additional litigation of this nature. Such securities litigation could result in substantial costs and a diversion of our management's attention and resources, whether or not we are successful in such litigation.

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

Holders of our common stock warrants will be able to exercise the common stock warrants only if a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), relating to the shares of our common stock underlying the warrants is then effective. We have a contractual obligation to use our reasonable best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants to the extent registration at the time of exercise is required by federal securities laws, and we intend to, but may not be able to, comply with our undertaking. Our common stock warrants expire if they are not exercised in connection with certain corporate transactions, but if a registration statement covering the shares underlying the common stock warrants is not effective at the time of such transaction, you will not be able to exercise your warrants and they will expire without your being able to exercise them. Therefore, the value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current.

If you do not exercise your common stock warrants, they will terminate and have no further rights or value.
Our common stock warrants provide that they terminate if they are not exercised on or before October 11, 2017 or in connection with a capital reorganization, reclassification of our securities, consolidation or merger of our company resulting in a change of 50% of the voting power of the company, a sale of substantially all of our assets or a similar transaction requiring stockholder approval shall be effected. If you do not exercise your common stock warrants in connection with such a transaction, the warrants will terminate and be of no further value. There can be no assurance that any such transaction would provide value for the common stock received upon the exercise of the common stock warrants at or in excess of the exercise price of such warrants.

We are a “controlled company” under applicable NASDAQ Marketplace Rules and, therefore, we qualify for exemptions from certain of NASDAQ’s corporate governance requirements.
Following the completion, and as a result of, the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the beneficial owner of, and has voting control over, approximately 52.3% of our common stock. As a result, we are considered a “controlled company” under the NASDAQ Marketplace Rules. Under these rules, we may elect not to comply with certain NASDAQ Marketplace Rules regarding corporate governance, including requirements that a majority of our board of directors consist of independent directors, that our governance and nominating committee be composed entirely of independent directors and that our compensation committee be composed entirely of independent directors.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our corporate headquarters is located in New York, New York and comprises approximately 8,000 square feet of space leased through November 30, 2018. We also perform a range of business functions out of offices located in Chicago, Dallas and Los Angeles. Prior to February 2015 we also operated one datacenter facility located in Washington State and an office located in Phoenix. We now use third-party operated datacenters located in other U.S. states to provide services to our customers. We believe that our existing properties are in good condition and sufficient and suitable for the conduct of our business. All of our properties are leased. As our existing leases expire, we believe that suitable space will be available to us on commercially reasonable terms.

Item 3.	Legal Proceedings
Putative Securities Class Action. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in Motricity’s initial public offering. Motricity, which was our predecessor registrant, is now our wholly-owned subsidiary and has changed its name to Voltari Operating Corp. The defendants in the case were Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in Motricity’s initial public offering, including J.P. Morgan Securities,

Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleged violations under Sections 11 and 15 of the Securities Act and Section 20(a) of the Exchange Act, by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint sought, inter alia, damages, including interest and plaintiff’s costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011. The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013, we filed a motion to dismiss the third amended complaint, which was granted by the Court on October 1, 2013. On October 31, 2013, the plaintiffs filed a notice of appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit. On April 25, 2014, the plaintiffs filed their opening appellate brief and on July 24, 2014 we filed our answering brief.
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
Market Information
Our common stock currently trades on NASDAQ under the symbol “VLTC.” Our common stock began trading under the symbol “MOTR” at the time of our initial public offering (“IPO”) on June 18, 2010, at $10.00 per share. As a result of the Reorganization that was consummated on April 9, 2013 (as described herein), we became the successor entity to Motricity. Prior to our IPO, there was no public market for our common stock. Further, on April 23, 2013, we effected a one-for-ten reverse split of our common stock. Trading on NASDAQ of our common stock reflecting the one-for-ten reverse stock split commenced on April 24, 2013.

We are authorized to issue up to 625,000,000 shares of common stock, par value $0.001. Total shares of common stock outstanding as of March 10, 2015 were 4,763,358, and we had 164 stockholders of record. The number of stockholders of record does not reflect beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The following table sets forth the high and low sales prices of our common stock per share, as reported by NASDAQ, for each of the periods presented. As of March 10, 2015, the closing sales price of our common stock was $0.86 per share. All prices of our common stock per share listed below have been adjusted to reflect the one-for-ten reverse stock split implemented on April 23, 2013.

	High	Low
Fiscal Year Ending December 31, 2014
Fourth Quarter	$1.69	$0.65
Third Quarter	$2.35	$1.45
Second Quarter	$3.67	$1.60
First Quarter	$4.43	$3.25
Fiscal Year Ending December 31, 2013
Fourth Quarter	$5.56	$3.90
Third Quarter	$7.22	$3.39
Second Quarter	$7.50	$3.40
First Quarter	$5.40	$3.30

Unregistered Sales of Equity Securities
In the fiscal year ended December 31, 2014, we did not issue any unregistered securities.

Dividend Policy
We are not required to pay any dividends and have not declared or paid any dividends on our common stock other than the distribution of subscription rights in our rights offerings that closed on October 11, 2012 and March 30, 2015. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future dividends will be at the discretion of our board of directors and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of any of our borrowing arrangements, applicable law and other factors our board of directors considers relevant.

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

Advertisers pay us to deliver their ads to mobile users, and we pay website and mobile application owners (or their proxies) for the use of their ad space. We have undergone significant changes over the past two years as described in more detail below. We are now fully focused on our digital media and marketing business. In January of 2015, we significantly reduced the size of our engineering department and terminated operations at our Seattle Data Center as part of an effort to reduce our operating expenses, particularly the cost of research and development and the delivery of advertising. As a result we are making increased use of third-party vendors in the placement of mobile advertising and are exploring with those vendors additional service offerings including the placement of advertising on desktop computers, so-called smart TV’s and other non-mobile devices.

In October 2014, we announced the expansion of our mobile advertising product suite with the formation of Emporia, an independent and transparent mobile channel for the purchase and sale of premium publisher inventory by a select group of advertisers. We are working with specialized data providers and the premiere hosts of rich media and video ad units to create unique behaviorally relevant vertical data sets for exclusive use on the Emporia platform and to formulate corresponding descriptors, which we refer to as Audience Shortcuts, of those mobile users included in participating advertisers’ target audience who have a real-time propensity for engagement with high-impact ad units (e.g., video and other rich media) at the time of service. Through Emporia, we hope to offer an intuitive self-service interface that will allow advertising agencies and their trading desks to activate users defined by Audience Shortcuts at the time, and only at the time, those users are available and predicted to engage with the advertiser’s content. We are in continuing discussions with publishers, advertisers, agencies, ad tech service providers and specialty data providers with respect to the establishment of the Emporia channel. There can be no assurance that these discussions will be successful or that the Emporia channel will be commercially viable.

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from most of our international carrier business and, on June 30, 2013, concluded our U.S. carrier business.
On October 31, 2013, we completed the sale of our Gen5 business. On May 30, 2014, we completed the sale of our U.S. and
Canadian messaging business. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the
UK. We are now fully focused on our digital media and marketing business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services. We are also offering predictive analytics services to, and are in active discussions with, mobile website and application owners, mobile advertising trading desks and mobile ad exchanges. Our carrier, messaging and Gen5 businesses are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities related to our U.S. and Canadian messaging business, as well as U.K. carrier business, are reported as assets and liabilities held for sale on the consolidated balance sheets at December 31, 2013. See Note 4 - Discontinued Operations to our consolidated financial statements for more information.

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
Our revenue is earned under contracts in our advertising business, which generally have durations shorter than six months. Our advertising contracts require us to deliver a number of impressions to identified audience segments in a fixed period of time. The metrics for these contracts vary based on the content of the advertising campaign.

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

Datacenter and network operations. Datacenter and network operations expenses consist primarily of personnel and outsourcing costs for operating our datacenter. Additional expenses include facility rents, power, bandwidth capacity and software maintenance and support.

Product development and sustainment. Product development expenses primarily consist of personnel costs and costs from our development vendors. Our product development efforts include improving and extending the functionality and performance of our service delivery platform, developing new solutions, customizing and implementing our solution set for our customers and providing other service and support functions for our solutions. Product development costs related to software used solely on an internal basis to provide our services, which we refer to as internal-use software, are capitalized and amortized over the expected asset life. Over time, product development expenditures may increase in absolute dollars as we continue to enhance and expand our suite of solutions and services. However, due to the transformation of our business, changes in market requirements, lack of resources and funding or a change in our business strategy, we may not be in a position to or may decide not to increase our product development costs in the near or long term.

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs.

General and administrative. General and administrative expenses ("G&A"), primarily consist of personnel costs for our executive, finance, legal, human resources and administrative personnel, as well as legal, accounting and other professional fees.

Depreciation and amortization. Depreciation and amortization expenses consist primarily of depreciation of internal-use software, computer hardware and leasehold improvements in our datacenter, and amortization of capitalized software development costs, and purchased intangibles.

Other income (expense), net

Other income (expense), net, consists of interest we earn on our cash and cash equivalents, interest expense we incur as a result of our borrowings, if any, and non-operating income and expenses.

Provision (benefit) for income taxes
No provision for income taxes was recorded in 2013 or 2014. Due to our history of operating losses, we have accumulated substantial net operating losses, which constitute the majority of our deferred tax assets. Because of our history of operating losses, we maintain full valuation allowances against our deferred tax assets and consequently are not recognizing any tax benefit related to our current pre-tax losses. If we achieve sustained profitability, subject to certain provisions of the U.S. federal tax laws that may limit our use of our accumulated losses, we will continue to evaluate whether we should record a valuation allowance, based on a more likely than not standard, which would result in immediate recognition of a tax benefit and we would begin recording income tax provisions based on our earnings and applicable statutory tax rates going forward. Due to our large net operating loss carryforwards, we do not expect to pay U.S. federal income taxes in the next several years.

Results of Operations
The following tables set forth components of our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2014	2013
Total revenues	$12,240	$8,791
Operating expenses
Direct third-party expenses	7,942	6,699
Datacenter and network operations, excluding depreciation	5,162	2,416
Product development and sustainment, excluding depreciation	3,375	1,557
Sales and marketing, excluding depreciation	5,210	6,089
General and administrative, excluding depreciation	6,083	12,088
Depreciation and amortization	4,165	3,785
Impairment charges	8,406	—
Total operating expenses	40,343	32,634
Operating loss	(28,103)	(23,843)
Other expense, net
Other expense	12	(100)
Interest and investment income, net	5	23
Interest expense	—	(1,342)
Other expense, net	17	(1,419)
Loss before income taxes	(28,086)	(25,262)
Benefit for income taxes	—	—
Net loss from continuing operations	(28,086)	(25,262)
Net (loss) income from discontinued operations	(1,194)	14,948
Net loss	$(29,280)	$(10,314)

Depreciation and amortization by function:

	Year Ended December 31,
(in thousands)	2014	2013
Datacenter and network operations	$3,097	$2,334
Product development and sustainment	121	340
Sales and marketing	876	925
General and administrative	71	186
Total depreciation and amortization	$4,165	$3,785

As a percentage of revenues from continuing operations:

	Year Ended December 31,
	2014	2013
Total revenues	100%	100%
Operating expenses
Direct third-party expenses	65	76
Datacenter and network operations, excluding depreciation	42	27
Product development and sustainment, excluding depreciation	28	18
Sales and marketing, excluding depreciation	42	69
General and administrative, excluding depreciation	50	138
Depreciation and amortization	34	43
Impairment charges	69	—
Total operating expenses	330	371
Operating loss	(230)	(271)
Other expense, net	—	(16)
Loss before income taxes	(230)	(287)
Benefit for income taxes	—	—
Net loss from continuing operations	(230)	(287)
Net (loss) income from discontinued operations	(9)	170
Net loss	(239)%	(117)%

Year ended December 31, 2014 compared to the year ended December 31, 2013
Total revenues

	Year Ended
	December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Total revenues	$12,240	$8,791	$3,449	39.2%

Total revenues for the year ended December 31, 2014 increased $3.4 million, or 39.2%, compared to the year ended December 31, 2013. This change is due to an increase in revenue from our advertising business resulting from new customer acquisitions and an increase in sales to existing customers. Customers individually comprising more than 10% of revenue totaled 27% in 2014, down from 40% in 2013, reflecting a broader customer base in 2014.

Operating expenses

	Year ended
	December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$7,942	$6,699	$1,243	18.6%
Datacenter and network operations*	5,162	2,416	2,746	113.7
Product development and sustainment*	3,375	1,557	1,818	116.8
Sales and marketing*	5,210	6,089	(879)	(14.4)
General and administrative*	6,083	12,088	(6,005)	(49.7)
Depreciation and amortization	4,165	3,785	380	10.0
Impairment charges	8,406	—	8,406	—
Total operating expenses	$40,343	$32,634	$7,709	23.6%
*     excluding depreciation

Direct third-party expenses
For the year ended December 31, 2014, direct third-party expenses increased $1.2 million, or 18.6%, compared to the year ended December 31, 2013. This change was attributable to an increase in costs associated with our mobile media and advertising business. Direct third-party costs were 65% and 76% of revenues in 2014 and 2013, respectively. In 2015 we expect to make greater use of third-party vendors to support the placement of mobile advertising as part of an effort to reduce overall operating costs, principally by terminating the Seattle datacenter operations and reducing product development costs.
Datacenter and network operations, excluding depreciation
Datacenter and network operations expense, excluding depreciation, consists primarily of personnel and outsourcing costs to operate our datacenter, as well as rent, power, bandwidth capacity and software maintenance and support. During 2014, these costs amounted to $5.5 million, of which $5.2 million is included in net loss from continuing operations. During 2013, these costs amounted to $8.2 million, of which $2.4 million is included in operating loss from continuing operations.  In the first quarter of 2015 we terminated our Seattle datacenter operations in order to reduce operating costs.
For the year ended December 31, 2014, datacenter and network operations expense, excluding depreciation, increased $2.7 million, or 113.7%, compared to the year ended December 31, 2013. This increase was primarily driven by certain continuing costs previously borne by discontinued carrier and messaging operations. These costs include:

•	$2.2 million increase in bandwidth expenses, including hosting, infrastructure and server costs;

•	$0.3 million increase in salaries and benefits, facilities and equipment costs, and higher software maintenance primarily related to supporting our carrier-grade data center; and

•	$0.2 million increase in facilities and equipment costs, primarily related to software, maintenance and support as well as consulting fees.
Product development and sustainment, excluding depreciation
For the year ended December 31, 2014, product development and sustainment expense, excluding depreciation, increased $1.8 million, or 116.8%, compared to the year ended December 31, 2013. During 2014, we incurred greater non-capitalizable costs, primarily third-party consulting services, in connection with increased development of our Voltari-Connect platform, as well as Emporia product development. In the first quarter of 2015 we significantly reduced the size of our engineering staff in order to reduce operating costs.
Sales and marketing, excluding depreciation
For the year ended December 31, 2014, sales and marketing expense, excluding depreciation, decreased $0.9 million, or 14.4%, compared to the year ended December 31, 2013. This decrease was primarily due to a $0.9 million reduction in personnel and related costs and $0.5 million decrease in facilities and equipment costs, partially offset by a $0.5 million increase in advertising and marketing costs, primarily related to the Emporia product introduction.

General and administrative, excluding depreciation
For the year ended December 31, 2014, general and administrative expense, excluding depreciation, decreased $6.0 million, or 49.7%, compared to the year ended December 31, 2013. This decrease was primarily due to:

•	$2.6 million decrease in salaries and benefits and other employee related costs, primarily driven by a reduction in personnel and reduced use of contractors;

•
$3.3 million decrease in professional services fees, principally legal, accounting and other costs that were higher in the prior year due to work on various SEC filings in the first half of 2013 related to a reorganization transaction and the one-for-ten reverse stock split; and

•	$0.1 million net reduction in facilities, business taxes and other expense.
Depreciation and amortization
For the year ended December 31, 2014, depreciation and amortization expense increased $0.4 million, or 10.0%, compared to the year ended December 31, 2013. The increase is primarily due to a $1.3 million increase in amortization of capitalized software costs, as additional software under development became available for use and began amortization in 2014. This increase was partially offset by lower depreciation of $0.9 million in 2014 due to a greater number of fixed assets reaching the end of their depreciable lives in 2014.
Impairment charges
In the fourth quarter of 2014 we determined that our goodwill, capitalized software and certain fixed and intangible assets were impaired and recorded impairment charges of $8.4 million. We did not recognize any impairment charges during the year ended December 31, 2013. See Note 6 - Impairment Charges to our consolidated financial statements for more information.

Other expense, net

	Year ended
	December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$12	$(100)	$112	112.0%
Interest and investment income, net	5	23	(18)	(78.3)
Interest expense	—	(1,342)	1,342	100.0
Total other income (expense), net	$17	$(1,419)	$1,436	101.2%

For the year ended December 31, 2014, interest expense decreased $1.3 million, or 100.0%, due to the repayment of our term loan with High River in August 2013. See Note 8 - Debt Facilities to our consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.

Net (Loss) Income from discontinued operations

	Year ended
	December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net (loss) income from discontinued operations	$(1,194)	$14,948	$(16,142)	(108.0)%

Net loss from discontinued operations for the year ended December 31, 2014 includes the results of our UK carrier operations and our messaging business in the U.S. and Canada. Net income from discontinued operations for the year ended December 31, 2013 includes the results of our carrier operations in North America, as well as Gen5 and our messaging business in the U.S. and Canada. The $15.4 million increase in loss from discontinued operations is due primarily to the termination of the profitable

North America carrier operations in 2013. See Note 4 - Discontinued Operations to our consolidated financial statements for more information.

Net loss

	Year ended
	December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Net loss	$(29,280)	$(10,314)	$(18,966)	(183.9)%
For the year ended December 31, 2014, our net loss was $29.3 million, compared to net loss of $10.3 million for the year ended December 31, 2013. The $19.0 million increase in net loss is primarily due to:

•	increased loss from discontinued operations of $16.1 million; and

•	2014 impairment charges of 8.4 million.
These reductions were partially offset by:

•	increased revenue of $3.4 million;

•	decreased operating expenses from continuing operations of $0.7 million; and

•	decreased other expenses, primarily interest expense, of $1.4 million.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal sources of liquidity as of December 31, 2014 consisted of cash and cash equivalents of $6.4 million.

Over the near term, we expect that the cost of operations and working capital requirements will continue to be our principal need for liquidity. In the long term, working capital requirements are expected to increase if we succeed in executing our longer-term business plan and growing our digital media and advertising business and new predictive analytics service offerings. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the digital marketing and advertising industries and the success of our strategic realignment. We have seen a positive response to our strategic realignment of focusing on our core digital advertising and marketing business. In early 2015, we significantly reduced the size of our workforce providing engineering and information technology services. We continue to review our cost structure and may implement further cost saving initiatives. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using our cash and cash equivalents on hand and through access to the capital markets, including our rights offering, described below. Our short-term liquidity may be adversely affected if, and to the extent that, our Series J preferred stock becomes redeemable. See Redemption of Series J preferred stock below.

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

Rights Offering - On February 27, 2015, we commenced a rights offering of up to an aggregate of 4,300,000 shares of our common stock. The rights offering was fully subscribed and closed on March 30, 2015. We received approximately $4.6 million in net proceeds from the rights offering and we intend to use these proceeds for general corporate and working capital purposes.

Following the completion of the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the owner of approximately 52.3% of our common stock. Entities affiliated with Mr. Icahn also own warrants to purchase an additional 9.7% of our common stock, which warrants are currently unexercisable by Mr. Icahn and such affiliated entities.

Redemption of Series J preferred stock - In connection with the change of control of the Company, and pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Designations”), on March 30, 2015, the Company gave written notice to holders of its 13% Redeemable Series J Preferred Stock, $0.001 par value per share (the “Series J Preferred Stock”) of their right to redeem the Series J Preferred Stock held by such holders.

As disclosed herein, acquisition of Common Stock in the Rights Offering by entities affiliated with Mr. Carl C. Icahn resulted in a change of control of the Company, which constituted a redemption event pursuant to the terms and conditions of the Certificate of Designations (the “Rights Offering Redemption Event”). Upon the occurrence of a redemption event, and subject to certain conditions, each holder of shares of Series J Preferred Stock (each, a "Holder") has the right, at such Holder’s option, to require the Company to redeem all or a portion of such Holder’s shares of Series J Preferred Stock (the “Holder Redemption Option”) in accordance with the terms, procedures, and conditions set forth in the Certificate of Designations.

The Company will be required to redeem those shares of Series J Preferred Stock properly requested to be redeemed by the Holder. If all Holders of Series J Preferred Stock require the Company to redeem their shares, except for entities affiliated with Mr. Icahn, who have waived the Holder Redemption Option, the Company will be required to pay an aggregate Redemption Price of approximately $1.8 million, subject to State of Delaware law governing distributions to stockholders.

Cash Flows
As of December 31, 2014 and 2013, we had cash and cash equivalents of $6.4 million and $25.6 million, respectively, including cash of $0.9 million related to businesses held for sale at December 31, 2013. The decrease of $19.2 million primarily reflects $16.5 million of cash used in operating activities, $2.0 million of cash used in investing activities of and cash used in financing activities of $0.5 million.

Net Cash Used in Operating Activities
For the year ended December 31, 2014, net cash of $16.5 million was used in operating activities. Operating activities from continuing operations used $15.9 million of cash, consisting primarily of our net loss from continuing operations of $28.1 million, less significant non-cash impairment charges of $8.4 million, depreciation and amortization of $4.2 million, and stock compensation expense of $0.4 million. The $0.9 million use of cash due to the change in our operating assets and liabilities was primarily driven by an increase in accounts receivable, resulting from increased fourth quarter 2014 revenue as compared to 2013, as well as a decrease in accounts payable and accrued expenses, resulting from lower costs in 2014. Operating activities from discontinued operations used $0.6 million of cash during the year ended December 31, 2014.

Net Cash Used in Investing Activities
For the year ended December 31, 2014, net cash of $2.0 million was used in investing activities. During the period, we capitalized software development costs of $2.3 million, primarily associated with our Voltari-Connect platform, including costs to develop new software products and significant enhancements to existing software products. We also used $0.1 million of cash to purchase property and equipment for our network operations.

In the fourth quarter of 2014 we determined that our goodwill, capitalized software and certain fixed and intangible assets were impaired and recorded impairment charges of $8.4 million. Due to the transformation of our business, changes in market requirements, lack of resources and funding or a change in our business strategy, in the near or long term we may not be in a position to or may decide not to continue or increase our product development costs which result in capitalized software development costs.

Proceeds from the sale of messaging and UK carrier businesses provided cash from discontinued operations of approximately $0.4 million cash during 2014.

Net Cash Used in Financing Activities
For the year ended December 31, 2014, $0.5 million of cash was used in financing activities, which consisted primarily of legal and other costs related to our 2015 rights offering.

Off-Balance Sheet Arrangements
As of December 31, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity and capital resources that are material to investors. In accordance with our normal business practices we indemnify our officers and our directors. We also indemnify customers under our contract terms from any copyright and patent infringement claims that may arise from use of our software technology.

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

Revenue recognition

Our advertising revenues are derived principally from the sale of online advertisements. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in web pages) are delivered, or as “clicks” (which are generated each time users on our websites click through our text-based advertisements to an advertiser's designated website) are provided to advertisers.
Revenues related to discontinued operations are derived from contracts which include individual or varying combinations of our managed services and often include professional service fees to customize and implement the specific software platform solutions required by the customer. We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectibility of the fee is reasonably assured. Certain of our arrangements include customer acceptance clauses or penalties for late delivery which we assess to determine whether revenue can be recognized ahead of the acceptance or delivery. The timing of revenue recognition in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations.

Our UK carrier customer contracts, also reflected in revenue from discontinued operations, primarily consist of a fixed monthly managed service fee to host the software platform solution. Certain arrangements also include minimum monthly fee provisions, monthly fees for providing additional managed services required by the customer and/or service level requirements related to the hosted solutions which often entail financial penalties for non-compliance. We account for the managed services revenue on a monthly basis as earned. Our UK carrier contract does not include the right to self-host.

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

During the fourth quarter of 2014, previously capitalized internally developed software was taken out of service and the related costs are included in impairment charges.

Valuation of goodwill
Our business acquisitions typically result in the recording of goodwill, and we periodically assess whether the recorded value of goodwill has become impaired. We test for potential impairment annually, in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Testing for impairment of goodwill involves estimating the fair value of the associated reporting unit and comparing it to its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the carrying value of the goodwill in the reporting unit to its implied fair value. If the implied fair value of goodwill is less than the carrying amount of that goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference. Any impairment losses relating to goodwill are recognized in the consolidated financial statements. For additional information, see Note 6 - Impairment Charges to our consolidated financial statements included elsewhere in this Form 10-K.

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

Valuation of long-lived and intangible assets
We periodically evaluate events or changes in circumstances that indicate the carrying amount of our long-lived and intangible assets may not be recoverable or that the useful lives of the assets may no longer be appropriate. Factors which could trigger an impairment review or a change in the remaining useful life of our long-lived and intangible assets include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, based on an income and/or cost approach, and an impairment charge is recorded for the excess of carrying value over fair value. Any impairment losses relating to long-lived and intangible assets are recognized in the consolidated financial statements. For additional information, see Note 6 - Impairment Charges to our consolidated financial statements included elsewhere in this Form 10-K.

The process of assessing potential impairment of our long-lived and intangible assets is highly subjective and requires significant judgment. An estimate of future undiscounted cash flow can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows including sales volumes, pricing, market penetration, competition and technological obsolescence are consistent with our internal planning. Significant future changes in these estimates or their related assumptions could result in additional impairment charges related to individual or groups of these assets.

Provision (benefit) for income taxes
We are subject to federal and various state income taxes in the U.S., and to a lesser extent, income-based taxes in various foreign jurisdictions, including, but not limited to Canada. In 2012, we effected a restructuring of our workforce and other cost savings initiatives. As a part of this process we commenced the exit from our operations in India, the Asia Pacific region, France and the Netherlands. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we calculate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. We recognize only tax positions that are “more likely than not” to be sustained based solely on their technical merits. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

At December 31, 2014, our gross deferred tax assets consisted primarily of domestic net operating losses and book to tax differences in tangible and intangible assets, as well as research and development credit carryforwards. As of December 31, 2014, we had U.S. federal and state net operating loss carryforwards of approximately $410.3 million and $67.5 million, respectively, which begin to expire at varying dates starting in 2020 for U.S. federal income tax purposes and in the current year for state income tax purposes. Because of our history of generating operating losses, we maintain full valuation allowances against these deferred tax assets and consequently do not recognize tax benefits for our current operating losses. If we determine it is more likely than not that all or a portion of the deferred tax assets will be realized, we will eliminate or reduce the corresponding valuation allowances which would result in immediate recognition of an associated tax benefit. Going forward, we will reassess the need for any remaining valuation allowances or the necessity to recognize additional valuation allowances. In the event we do eliminate all or a portion of the valuation allowances in the future, we will begin recording income tax provisions based on our earnings and applicable statutory tax rates from that time forward.

Stock-based compensation
We measure and recognize stock-based compensation expense using a fair value-based method for all share-based awards made to employees and nonemployee directors, including grants of stock options and other stock-based awards. We estimate the fair value of share-based awards, including stock options, using the Black-Scholes option-pricing model for awards with service-based conditions and the Monte Carlo Simulation pricing model for awards with market-based conditions. Determining the fair value of share-based awards using both pricing models requires the use of subjective assumptions, including the expected term of the award, expected stock price volatility and risk free interest rate. The assumptions used in calculating the fair value of share-based awards granted since January 1, 2013, are set forth below:

	Year ended December 31,
	2014	2013
Expected life of options granted	6 years	3.9 - 5 years
Expected volatility	58%	58.7% - 75%
Range of risk-free interest rates	1.9%	0.7% - 1.3%
Expected dividend yield	—%	—%
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

Redeemable preferred stock and common stock warrants
In October 2012, we issued 1,199,643 shares of Series J preferred stock and (after giving effect to the one-for-ten reverse stock split) 1,014,982 warrants to purchase our common stock. Net proceeds from the rights offering of $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. Our Series J preferred stock contains certain redemption features which are outside of our control. Accordingly, our Series J preferred stock is classified as mezzanine equity and reported as Redeemable preferred stock on our consolidated balance sheet, net of issuance costs, at December 31, 2014. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in-cash or in-kind, at the discretion of the Company, on a quarterly basis. Dividends declared on the Series J preferred stock and accretion associated with the Series J preferred stock reduce the amount of net earnings that are available to common stockholders and are presented as separate amounts on the consolidated statements of operations. The common stock warrants are recorded as Additional paid-in capital on our consolidated balance sheet at December 31, 2014.

Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted this standard on January 1, 2014, and such adoption did not have an impact on our consolidated financial statements.

In March, 2013 The FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). This guidance resolves diversity in practice around the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. Provisions of this ASU, which are consistent with our past practice, became applicable and were adopted during the fourth quarter of 2014.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.
We are not required to provide qualitative and quantitative disclosures about market risk because we are a smaller reporting company.

Item 8.	Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Voltari Corporation
We have audited the accompanying consolidated balance sheets of Voltari Corporation (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voltari Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Seattle, Washington
March 31, 2015

Voltari Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$6,448	$24,745
Accounts receivable, net of allowance for doubtful accounts of $109 and $26, respectively	3,494	3,002
Prepaid expenses and other current assets	1,533	1,215
Assets held for sale	—	2,149
Total current assets	11,475	31,111
Property and equipment, net	667	5,815
Goodwill	—	2,416
Intangible assets, net	—	2,766
Other assets	188	296
Total assets	$12,330	$42,404

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,386	$4,358
Accrued compensation	721	1,098
Other current liabilities	1,451	1,157
Liabilities held for sale	—	568
Total current liabilities	5,558	7,181
Other non-current liabilities	29	21
Total liabilities	5,587	7,202

Commitments and contingencies

Redeemable preferred stock, $0.001 par value; 1,199,643 shares issued and outstanding at December 31, 2014 and 2013, respectively. Redemption value: $39,950 and $35,152 at December 31, 2014 and 2013, respectively.	36,380	31,124

Stockholders’ equity
Common stock, $0.001 par value; 625,000,000 shares authorized; 4,763,358 and 4,698,108 shares issued and outstanding at December 31, 2014 and 2013, respectively	5	5
Additional paid-in capital	563,643	568,714
Accumulated deficit	(593,316)	(564,036)
Accumulated other comprehensive income (loss)	31	(605)
Total stockholders’ equity	(29,637)	4,078
Total liabilities, redeemable preferred stock and stockholders’ equity	$12,330	$42,404

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Operations
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2014	2013

Revenue	$12,240	$8,791

Operating expenses
Direct third-party expenses	7,942	6,699
Datacenter and network operations, excluding depreciation	5,162	2,416
Product development and sustainment, excluding depreciation	3,375	1,557
Sales and marketing, excluding depreciation	5,210	6,089
General and administrative, excluding depreciation	6,083	12,088
Depreciation and amortization	4,165	3,785
Impairment charges	8,406	—
Total operating expenses	40,343	32,634
Operating loss	(28,103)	(23,843)
Other expense, net
Other expense	12	(100)
Interest and investment income, net	5	23
Interest expense	—	(1,342)
Total other expense, net	17	(1,419)
Loss from continuing operations before income taxes	(28,086)	(25,262)
Benefit for income taxes	—	—
Net loss from continuing operations	(28,086)	(25,262)
Net (loss) income from discontinued operations	(1,194)	14,948
Net loss	$(29,280)	$(10,314)
Accretion of redeemable preferred stock	(611)	(525)
Series J redeemable preferred stock dividends	(4,798)	(4,221)
Net loss attributable to common stockholders	$(34,689)	$(15,060)

Net income (loss) per share attributable to common stockholders - basic and diluted:
Continuing operations	$(7.17)	$(6.45)
Discontinued operations	(0.26)	3.21
Total net loss per share attributable to common stockholders (1)	$(7.43)	$(3.24)

Weighted-average common shares outstanding – basic and diluted	4,668,844	4,650,920

Depreciation and amortization by function
Datacenter and network operations	$3,097	$2,334
Product development and sustainment	121	340
Sales and marketing	876	925
General and administrative	71	186
Total depreciation and amortization	$4,165	$3,785

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2014	2013
Net loss	$(29,280)	$(10,314)
Other comprehensive income:
Reclassification adjustment for realization of cumulative translation adjustment included in Net loss	759	(8)
Foreign currency translation adjustment	(123)	44
Other comprehensive income	636	36
Comprehensive loss	$(28,644)	$(10,278)
The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares (1)	Amount				Total
Balance as of December 31, 2012	4,673,275	$47	$573,166	$(553,722)	$(641)	18,850
Net loss	—	—	—	(10,314)	—	(10,314)
Other comprehensive income	—	—	—	—	36	36
Redeemable preferred stock dividends	—	—	(4,221)	—	—	(4,221)
Accretion of redeemable preferred stock	—	—	(525)	—	—	(525)
Adjustment for reverse stock split	(135)	(42)	42	—	—	—
Restricted stock activity	24,968	—	(97)	—	—	(97)
Stock-based compensation expense	—	—	349	—	—	349
Balance as of December 31, 2013	4,698,108	5	568,714	(564,036)	(605)	4,078
Net loss	—	—	—	(29,280)	—	(29,280)
Other comprehensive income	—	—	—	—	636	636
Redeemable preferred stock dividends	—	—	(4,797)	—	—	(4,797)
Accretion of redeemable preferred stock	—	—	(611)	—	—	(611)
Restricted stock activity	65,250	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	352	—	—	352
Balance as of December 31, 2014	4,763,358	$5	$563,643	$(593,316)	$31	$(29,637)
(1) Prior period disclosures have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(29,280)	$(10,314)
Loss (Income) from discontinued operations	1,194	(14,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,165	3,785
Stock-based compensation expense	352	349
Impairment charges	8,406	—
Other non-cash adjustments	207	(155)
Changes in operating assets and liabilities:
Accounts receivable	(596)	(1,019)
Prepaid expenses and other current assets	352	732
Other assets	(18)	(18)
Accounts payable and accrued expenses	(683)	(3,854)
Net cash used in operating activities - continuing operations	(15,901)	(25,442)
Net cash (used in) provided by operating activities - discontinued operations	(573)	23,125
Net cash used in operating activities	(16,474)	(2,317)

Cash flows from investing activities:
Purchases of property and equipment	(74)	(545)
Capitalization of software development costs	(2,308)	(3,262)
Net cash used in investing activities - continuing operations	(2,382)	(3,807)
Net cash provided by (used in) investing activities - discontinued operations	363
Net cash used in investing activities	(2,019)	(3,807)

Cash flows from financing activities:
Repayments of debt facilities	—	(20,000)
Rights offering costs	(521)	(149)
Cash paid for tax withholdings on restricted stock	(15)	(98)
Restricted short-term investments	—	406
Net cash provided by (used in) financing activities - continuing operations	(536)	(19,841)
Effect of exchange rate changes on cash and cash equivalents	(123)	36
Net decrease in cash and cash equivalents	(19,152)	(25,929)
Cash and cash equivalents at beginning of period	24,745	49,738
Cash reclassified to assets held for sale at beginning of period	855	1,791
Cash reclassified to assets held for sale at end of period	—	(855)
Cash and cash equivalents at end of period	$6,448	$24,745

Supplemental schedule of cash flow information:
Cash Paid for Interest	$—	$3,796
The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Notes to Consolidated Financial Statements

1. Organization

Voltari Corporation (“Voltari” or the “Company”), a Delaware corporation, was incorporated in December, 2012 as a wholly-owned subsidiary of Motricity, Inc. (“Motricity”). Through a reorganization, Motricity became a wholly-owned subsidiary of Voltari in April, 2013. In April, 2013 the Company effected a one-for-ten reverse stock split of the outstanding shares of our common stock. The number of shares of our common stock outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. In addition, the exercise price and the number of common shares issuable under our share-based compensation plans and upon exercise of our outstanding warrants to purchase common stock, as well as the issued and outstanding share capital, have been correspondingly adjusted to reflect the reverse stock split.

Advertisers pay us to deliver their ads to mobile users, and we pay website and mobile application owners (or their proxies) for the use of their ad space. Our proprietary technology and data management platform allows us to analyze and augment the information accompanying web and mobile advertising opportunities and quickly deliver highly targeted and engaging ad content to consumers in both programmatic and mediated environments. Our platform and that of our third-party vendors, uses mass volumes of third-party data along with ad response and location data and, when available, first-party consumer data to generate, in real time, a score for each unique advertising opportunity which can be measured against an advertiser's creative materials and campaign goals.

2. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

In April, 2013, the Company effected a one-for-ten reverse stock split of its common stock. As a result, the number of shares of our common stock outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. In addition, the exercise price and the number of common shares issuable under our share-based compensation plans and upon exercise of our outstanding warrants to purchase common stock, as well as the issued and outstanding share capital have been correspondingly adjusted to reflect the reverse stock split. See Note 1 - Organization for more information.

Liquidity
As of December 31, 2014, we have a total stockholders’ deficit of $29.6 million and incurred a net loss of $34.7 million for the year then ended.  Cash and cash equivalents totaled $6.4 million as of December 31, 2014, a decrease of $18.3 million from December 31, 2013.
Management believes that we have sufficient cash and cash equivalents at December 31, 2014 coupled with the completion of our Rights Offering (See Note 16 - Subsequent Event) to support forecasted operating results, working capital requirements, capital expenditures, and commitments at least through December 31, 2015.
Reclassifications
Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. In 2012, we began to exit from our international carrier business in India and the Asia Pacific region and in 2012 completed the divestitures of our France and Netherlands subsidiaries. Effective June 30, 2013, AT&T terminated material revenue generating contracts with us and we assigned all of our rights and interests under our Verizon Portal Agreement to Opalhaven Corporation (“Opalhaven”), resulting in our exit from the U.S. carrier business. On October 31, 2013, we completed the sale of our Gen5 business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the UK. Our carrier, messaging and Gen5 businesses are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities related to our U.S. and Canadian messaging business, as well as U.K. carrier business, are reported as assets and liabilities held for sale on the consolidated balance sheets at December 31, 2013. See Note 4 - Discontinued Operations for more information.

Use of Estimates

Voltari Corporation
Notes to Consolidated Financial Statements

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

Revenue Recognition
Our advertising revenues are derived principally from the sale of online advertisements. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in web pages) are delivered, or as “clicks” (which are generated each time users on our websites click through our advertisements to an advertiser's designated website) are provided to advertisers.
Revenues related to discontinued operations are derived from contracts which include individual or varying combinations of our managed services and often include professional service fees to customize and implement the specific software platform solutions required by the customer. We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectibility of the fee is reasonably assured. Certain of our arrangements include customer acceptance clauses or penalties for late delivery which we assess to determine whether revenue can be recognized ahead of the acceptance or delivery. The timing of revenue recognition in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations.

Cash and Cash Equivalents
We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash and cash equivalents. At December 31, 2014 and 2013, we had cash and cash equivalents held in foreign bank accounts of $0.1 million and $1.2 million, respectively. Cash and cash equivalents includes restricted short-term investments of $0.1 million and $0.2 million at December 31, 2014 and 2013, respectively, comprised of cash set aside to secure certain leases.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the consolidated balance sheet. Accounts receivable consist of amounts billed and currently due from customers and revenues earned but not yet billed. We evaluate the collectibility of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures which incorporate historical write-offs and current economic conditions. Although, in circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded to reduce the related accounts receivable to an amount we believe is collectible. Delinquent accounts are written off when they are determined to be uncollectible.

Long-Lived Assets
Long-lived assets include assets such as property and equipment and intangible assets, other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected net undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. See Note 6 - Impairment Charges for more information.

Property and equipment are recorded at historical cost less accumulated depreciation, unless impaired. Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line method or a variable method reflecting the pattern in which the economic benefits are anticipated to be utilized. Upon retirement or sale, the historical cost of assets disposed of and

Voltari Corporation
Notes to Consolidated Financial Statements

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

Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. We test goodwill for impairment in the fourth quarter of each year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable. In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit to its carrying value, including goodwill. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the carrying value of the goodwill in the reporting unit to its implied fair value. If the implied fair value of goodwill is less than the carrying amount of that goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference. See Note 6 - Impairment Charges for more information.

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

Advertising Costs
The costs of advertising are either expensed as incurred or fully expensed the first time the advertising takes place. Advertising expenses totaled $0.1 million for each of the years ended December 31, 2014 and 2013, respectively.

Software Development Costs
Our software development expenses consist primarily of salaries and fees paid to outside vendors. Costs incurred in connection with research activities are charged to operating expenses as incurred and are included within product development and sustainment, excluding depreciation, in the consolidated statements of operations. Research and development expenses for the years ended December 31, 2014 and 2013 were $2.6 million and $1.4 million, respectively.

Effective January 1, 2013, we began capitalizing certain software development costs associated with our Voltari-Connect platform and other software system projects, which include the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. Costs associated with preliminary project stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred. We capitalize software development costs when application development begins, it is probable that the project will be completed and the software will be used as intended. These capitalized costs are included within Property and equipment, net, on our condensed consolidated balance sheets and amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. In the fourth quarter of 2014 we recognized an impairment charge of $3.8 million relating to capitalized software development costs. See Note 6 - Impairment Charges for more information.

Stock-Based Compensation
We measure and recognize stock-based compensation expense using a fair value-based method for all share-based awards made to employees and nonemployee directors, including grants of stock options and other stock-based awards. We estimate the fair value

Voltari Corporation
Notes to Consolidated Financial Statements

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

We generated substantially all revenue from continuing operations in the U.S. during the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, two customers comprised 17% and 12%, respectively, of revenue from continuing operations and for the year ended December 31, 2013 two customers comprised 25% and 15%, respectively, of revenue from continuing operations. As of December 31, 2014 and 2013, the majority of our long-lived assets were located in the U.S.

Voltari Corporation
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments
As of December 31, 2014 and 2013, we had cash and cash equivalents of $6.4 million and $24.7 million, respectively. The carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to their short maturities.

There were no transfers between levels in the fair value hierarchy during the years ended December 31, 2014 or 2013.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.
At December 31, 2014, two customers each comprised 10% of invoiced accounts receivable and at December 31, 2013 three customers comprised 12%, 10% and 10%, respectively, of invoiced accounts receivable.

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

Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to evaluate for each reporting period whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosure in certain circumstances. The new standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company expects to adopt this standard for our annual period ending December 31, 2016 and is currently evaluating the impact of the adoption of the new standard on our consolidated financial statements.

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

Voltari Corporation
Notes to Consolidated Financial Statements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted this standard on January 1, 2014, and such adoption did not have an impact on our consolidated financial statements.

In March, 2013 The FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). This guidance resolves diversity in practice around the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments in this ASU are effective prospectively for annual and interim reporting periods beginning after December 15, 2013. Provisions of this ASU, which are consistent with our past practice, became applicable and was adopted during the fourth quarter of 2014.

3. Property and Equipment, net

Information related to our major categories of our property and equipment, net, is as follows (dollars in thousands):

	Useful Life	As of December 31,
	(in years)	2014	2013
Capitalized software	3	$51,682	$49,498
Computer software and equipment	3-5	19,532	24,357
Leasehold improvements	4-10	5,569	5,569
Equipment, furniture and fixtures	7	763	1,474
Total property and equipment		77,546	80,898
Less: Accumulated depreciation and amortization		(41,849)	(44,002)
Less: Accumulated impairments		(35,030)	(31,081)
Property and equipment, net		$667	$5,815

There was no capitalized interest associated with property and equipment for the years ended December 31, 2014 and 2013. We capitalized software development costs of $2.3 million and $3.5 million during the years ended December 31, 2014 and 2013, respectively. Depreciation expense from continuing operations was $3.4 million and $3.1 million for the years ended December 31, 2014 and 2013, respectively.

We determined our property and equipment, including capitalized software, was impaired in the fourth quarter of 2014, primarily due to planned termination of our Seattle datacenter operations and changes in the use of those assets, consistent with efforts to reduce operating costs. The impairment charge associated with property and equipment for the year ended December 31, 2014 was $3.9 million, including $3.8 million related to capitalized software. See Note 6 - Impairment Charges for more information.

4. Discontinued Operations

U.S. Carrier Operations
We decided to wind down our U.S. carrier operations as a result of the termination of two material revenue generating agreements with AT&T effective June 30, 2013. Accordingly, all operations related to our U.S. carrier business are reported as discontinued operations in the consolidated financial statements for the year ended December 31, 2013.

Gen5 and Messaging Operations
On October 31, 2013, we completed the sale of our Gen5 business and on May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. The operations related to the Gen5 business are reported as discontinued operations in the consolidated financial statements for the year ended December 31, 2013. The U.S. and Canadian messaging business are reported as discontinued operations in the consolidated financial statements for the years ended December 31, 2014 and 2013.

UK Wireless Carrier Operations
On September 1, 2014, we completed the sale of our UK carrier business. The operations related to our UK carrier business are reported as discontinued operations in the consolidated financial statements for the years ended December 31, 2014 and 2013.

Discontinued operations on the consolidated statement of operations for the year ended December 31, 2014 is as follows (in thousands):

	Year Ended December 31, 2014
	U.S. Messaging & Other	Canadian Messaging & Gen5	UK Carrier	Total
Revenue	$372	$451	$793	$1,616
Operating income (loss)	$(386)	$(87)	$226	$(247)
Gain on sale	74	21	163	258
Other income (expense)	(74)	1	4	(69)
Loss on realization of cumulative translation adjustment reclassified out of Accumulated Other Comprehensive Loss	—	(229)	(530)	(759)
Pre-tax income (loss)	(386)	(294)	(137)	(817)
Provision for income taxes	377	—	—	377
Net income (loss) from discontinued operations	$(763)	$(294)	$(137)	$(1,194)

Discontinued operations on the consolidated statement of operations for the year ended December 31, 2013 is as follows (in thousands):

	Year Ended December 31, 2013
	U.S. Carrier	U.S. Messaging & Other	Canadian Messaging & Gen5	UK Carrier	Total
Revenue	$28,759	$922	$3,665	$1,494	$34,840
Operating income (loss)	$15,245	$(511)	$(444)	$915	$15,205
Loss on sale of Gen5	—	—	(470)	—	(470)
Other income (expense)	—	510	399	(4)	905
Pre-tax income (loss)	15,245	(1)	(515)	911	15,640
Provision for income taxes	—	692	—	—	692
Net income (loss) from discontinued operations	$15,245	$(693)	$(515)	$911	$14,948

As of December 31, 2014, we had substantially liquidated all assets and liabilities associated with our subsidiaries in Canada and the UK and there were no assets or liabilities associated with discontinued operations included on our consolidated balance sheet as of December 31, 2014. As of December 31, 2013, assets and liabilities related to our UK carrier business, as well as messaging business in the U.S. and Canada were classified as held for sale on our consolidated balance sheets and consisted of the following (in thousands):

December 31, 2013
Assets:
Cash and cash equivalents	$855
Accounts receivable, net of allowance for doubtful accounts of $49	1,048
Prepaid expenses and other current assets	22
Property and equipment, net	2
Intangible assets, net	199
Other assets	23
Total assets	$2,149
Liabilities:
Accounts payable and accrued expenses	207
Accrued compensation	122
Deferred revenue	—
Other current liabilities	239
Total liabilities	$568

5. Goodwill and Intangible Assets

The changes in the carrying amount of our goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

Goodwill balance as of December 31, 2012	$2,416
Goodwill balance as of December 31, 2013	2,416
Impairment of goodwill	(2,416)
Goodwill balance as of December 31, 2014	$—

In the fourth quarter of 2014, we performed our annual impairment testing and determined our goodwill was impaired, primarily due to continued operating losses, change in our strategic direction, as well as a sustained decline in our stock price and as a result of our analysis of discounted future cash flows. Our impairment charge associated with goodwill for the year ended December 31, 2014 was $2.4 million. See Note 6 - Impairment Charges for more information.

No impairment of goodwill was identified during the year ended December 31, 2013 based on the results of our annual impairment test.

Intangible Assets
The following tables provide information regarding our intangible assets, net for the periods presented (dollars in thousands):

Voltari Corporation
Notes to Consolidated Financial Statements

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	$13,288	$(13,282)	$(6)	$—
Technology	8,413	(6,378)	(2,035)	—
Total intangible assets, net	$21,701	$(19,660)	$(2,041)	$—

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$14,228	$(14,054)	$174	1.2
Technology	8,693	(5,902)	2,791	4.0
Total	22,921	(19,956)	2,965
Less: Held for Sale	1,220	(1,021)	199
Total intangible assets, net	$21,701	$(18,935)	$2,766

Intangible assets include assets capitalized as a result of our acquisitions. Amortization expense included in continuing operations was $0.7 million for each of the years ended December 31, 2014 and 2013, respectively. Based on the results of our impairment testing conducted in 2014, we recognized impairment charges related to our intangible assets of $2.0 million for the year ended December 31, 2014. See Note 6 - Impairment Charges for more information.

6. Impairment Charges

Based upon a combination of factors and developments, including continuing operating losses and a sustained decline in our stock price, we had strong indications that our goodwill was likely impaired as of December 2014. In addition, expected changes in use of certain of our capitalized software and other property and equipment required an impairment analysis and resulted in impairment charges which are described in greater detail below.
Long-Lived Assets
As a result of termination of our Seattle datacenter operations in the first quarter of 2015 and planned changes in the use of assets consistent with efforts to reduce operating costs, we determined our property and equipment, including capitalized software, as well as intangible assets, were impaired in the fourth quarter of 2014. Certain capitalized software and other long-lived assets classified as property and equipment, net, are no longer used in our operations and carrying value of those assets exceeds the expected net sales proceeds. We have consequently recognized impairment charges of $3.9 million in 2014, including $3.8 million related to capitalized software costs.

Goodwill
As a result of continuing operating losses, a sustained decline in our stock price, a discounted cash flow analysis and market value analysis, we determined there was not sufficient value to support the carrying value of the reporting unit's goodwill. Consequently, we recorded a $2.4 million goodwill impairment charge in the fourth quarter of 2014.

Fiscal 2014

The following table outlines our impairment charges for 2014:

Voltari Corporation
Notes to Consolidated Financial Statements

Goodwill	$2,416
Intangible assets	2,041
Property and equipment	3,949
Total impairment charges	$8,406

Fiscal 2013
The annual goodwill impairment test is a two-step process. First, we determine if the carrying value exceeds the fair value of the reporting unit. Fair value is calculated by a combination of a discounted cash flow model, a market approach model, and a market approach based on an option-pricing backsolve method. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. In the second step, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.

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

Voltari Corporation
Notes to Consolidated Financial Statements

7. Debt Facilities

We entered into a $20 million term loan with High River on September 16, 2011, and subsequently amended the terms on November 14, 2011 and on February 28, 2012. The term loan accrued interest at 9% per year, which was paid-in-kind quarterly through capitalizing interest and adding it to the principal balance. We repaid the term loan in full, approximately $23.8 million in principal and accrued interest, on August 19, 2013. See Note 14 - Related Party Transactions for further information.

8. Commitments and Contingencies

Operating Leases
We lease office space and equipment under various non-cancellable operating lease agreements. Rent expense for non-cancellable operating leases with scheduled rent increases and landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. Our leasing agreements have varying renewal options.

Estimated future minimum net rentals payable under these agreements at December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	436
2016	444
2017	387
2018	292
2019	—
Total	$1,559
The table was prepared assuming the maximum commitments currently outstanding, but such commitments could decrease based on termination negotiations. Minimum net rentals payable under non-cancellable operating lease agreements are presented net of tenant allowances, if any.

Rental expense under operating lease agreements included in continuing operations for the years ended December 31, 2014 and 2013 was $1.6 million and $1.7 million, respectively.

Other Contractual Arrangements
We have entered into several agreements with various vendors who provide additional operational support and services to the Company. The arrangements are primarily of a duration of twelve months or less or cancellable with short-term notice. We have no material contractual arrangements beyond 2015.

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

9. Redeemable Preferred Stock

Upon successful completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and (after giving effect to the one-for-ten reverse stock split) 1,014,982 common stock warrants in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our consolidated balance sheets at December 31, 2014 and 2013.

Voltari Corporation
Notes to Consolidated Financial Statements

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at December 31, 2014 and 2013 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of 5 years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $10.0 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments made on each January 1, April 1, July 1, and October 1 since issuance. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the consolidated statements of operations.

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

As of December 31, 2014, our Series J preferred stock has an aggregate redemption value of approximately $39.9 million, including paid-in-kind dividends of $8.7 million and accrued dividends of $1.3 million which are included within Other current liabilities on our consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0.6 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively.

10. Stock Options, Restricted Stock and Warrants

Overview
Pursuant to the 2010 Long-Term Incentive Plan (“2010 LTIP”), we may grant equity awards up to an aggregate of 636,562 shares under the 2010 LTIP. Awards granted under the 2010 LTIP may include incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock and other stock-based or cash-based awards. Option terms may not exceed 10 years and the exercise price cannot be less than 100% of the estimated fair market value per share of our common stock on the grant date. The maximum number of shares subject to any performance award granted to any participant during any fiscal year shall be 26,666 shares. The maximum cash payment made under a performance award granted to any participant with respect to any fiscal year shall be $5.4 million.

All shares, stock options, restricted stock, restricted stock awards, restricted stock units and warrants have been adjusted to reflect the impact of the one-for-ten reverse stock split that took effect on April 23, 2013, as discussed in Note 2.

Stock Options
Stock-based compensation expense associated with stock options was $0.1 million for each of the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, there was $0.1 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, related to unvested options that are expected to be recognized over a weighted-average period of 2.24 years.

The following table summarizes all stock option activity for the year ended December 31, 2014:

Stock Options	Shares	Weighted-Average Exercise Price Per Share	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	107,330	$17.58	5.22	$—
Granted	181,000	3.40
Forfeited	(26,505)	5.80
Expired	(11,686)	64.18
Outstanding, December 31, 2014	250,139	$6.39	4.38	$—

Exercisable at December 31, 2014	10,652	$57.02	6.97	$—
Vested and expected to vest at December 31, 2014	85,902	$11.65	5.35	$—

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2014 and 2013 was $1.04 and $1.46, respectively. There were no options exercised during 2013.

We granted a total of 181,000 stock options to executives and various employees during 2014. The stock option awards will vest based upon a combination of employee service and the achievement of certain specified market conditions as follows: (i) twenty-five percent (25%) of the shares subject to the option will vest in four (4) equal tranches on each anniversary of the vesting commencement date (i.e., 6.25%); and (ii) the remaining seventy-five percent (75%) of the shares subject to the option will vest on the third (3rd) anniversary of the applicable vesting commencement date, subject to the achievement of the following performance targets: thirty three percent (33%) of seventy-five percent (75%) of the shares of our common stock subject to the option must achieve a target price of $7.00; thirty-three percent (33%) of seventy-five percent (75%) of the shares of our common stock subject to the option must achieve a target price of $10.50; and (iii) thirty-three percent (33%) of seventy-five percent (75%) of the shares of our common stock subject to the option must achieve a target price of $14.00. The target price of our common stock will be determined based upon the average of the closing prices of our shares of common stock on a nationally recognized securities exchange over a ninety (90) day period and if the shares are not so listed, the fair market value will be determined by our board of directors. We utilized the Black-Scholes model to determine the fair value of the 25% of the shares which will vest on each anniversary of the vesting commencement date and utilized the Monte Carlo Simulation model to value the remaining 75% of the shares subject to the option which will vest based upon the achievement of specified stock price performance targets.

In determining the compensation cost of stock options awards, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for awards with service-based conditions and the Monte Carlo Simulation pricing model for awards with market-based conditions. The assumptions used in these calculations are summarized as follows:

	Year ended December 31,
	2014	2013
Expected term	6 years	3.9 - 5 years
Expected volatility	58%	58.7% - 75%
Range of risk-free interest rates	1.9%	0.7% - 1.3%
Expected dividend yield	—%	—%

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

Restricted Stock Awards and Restricted Stock Units
Stock-based compensation expense associated with restricted stock awards and restricted stock units was $0.3 million for each of the years ended December 31, 2014 and 2013, respectively, and is included in datacenter and network operations, product development and sustainment, sales and marketing and general and administrative expenses.

As of December 31, 2014, there was approximately $0.1 million of unamortized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.65 years. The total fair value of restricted stock awards and restricted stock units vested during the years ended December 31, 2014 and 2013 was $0.2 million and $0.3 million, respectively.

Restricted Stock Awards
The following table summarizes all restricted stock award activity for the year ended December 31, 2014:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	42,633	$5.88
Granted	73,525	1.70
Vested	(42,633)	5.88
Forfeited	—	—
Unvested at December 31, 2014	73,525	$1.70

Restricted stock awards have voting and dividend rights upon grant and are then considered outstanding. When the restricted stock award is vested, it is then included in weighted-average common shares outstanding. These rights are forfeited should the stock not vest. In August 2014, we granted a total of 73,525 restricted stock awards to our non-employee directors in connection with their service to the Company. These restricted stock awards will vest in August 2015.

Restricted Stock Units
The following table summarizes all restricted stock unit activity for the year ended December 31, 2014:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	404	$241.36
Vested	(404)	241.36
Unvested at December 31, 2014	—

Warrants

In October 2012, we issued 1,014,982 warrants to purchase common stock at an exercise price of $6.50 per share in connection with the closing of our 2012 rights offering. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the common stock warrants was determined to be approximately $1.3 million and is recorded in Additional paid-in capital on our consolidated balance sheets at December 31, 2014 and 2013. As of December 31, 2014, 1,014,982 warrants to purchase common stock were outstanding, expiring October 11, 2017.

11. Income Taxes

Substantially all pre-tax loss from continuing operations is derived from the U.S. No tax expense was recorded for the years ended December 31, 2014 and 2013. We maintain a full valuation allowance against our net deferred tax assets, which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding that there is insufficient evidence to support the realizability of our deferred tax assets.

Significant components of our deferred tax assets and liabilities consist of the following as of December 31 (in thousands):

	Year Ended December 31,
	2014	2013
Domestic net operating loss carryforwards	$142,820	$119,803
Amortization of intangible assets	23,785	30,324
Foreign net operating loss carryforwards	9,120	3,086
Research and development credits	5,436	5,165
Other	5,806	6,413
Deferred tax assets	186,967	164,791
Valuation allowance	(186,967)	(164,791)
Net deferred tax assets	$—	$—

As of December 31, 2014, the Company provided a full valuation allowance against its gross deferred tax assets because realization of these benefits could not be reasonably assured. The $22.2 million increase in the valuation allowance for the period December 31, 2013 to December 31, 2014 was related to the generation of operating losses during the current year, coupled with the write off of foreign tax attributes. The deferred tax assets include net assets acquired in business combinations.

We have research and development credit carryforwards of $5.4 million at December 31, 2014, that will begin to expire in 2021.

As of December 31, 2014, the Company had federal and state net operating loss carryforwards of $410.3 million and $67.5 million, respectively. These net operating loss carryforwards begin to expire in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes. The ultimate availability of the federal and state net operating loss carryforwards to offset future income may be subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

The Company has determined that there are no unrecognized tax benefits as of December 31, 2014 and 2013. Historically, the Company has not incurred interest or penalties associated with unrecognized tax benefits and no interest or penalties were recognized during the years ended December 31, 2014 or 2013. The Company has adopted a policy whereby amounts related to interest and penalties associated with unrecognized tax benefits are classified as income tax expense when incurred.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the income tax provision as follows:

	Year Ended December 31,
	2014	2013
United States federal tax at statutory rate	34.0%	34.0%
Change in valuation allowance	(79.6)	(30.9)
Foreign entity liquidation	43.6	—
State taxes (net of federal tax benefit)	2.0	(3.3)
Other	—	0.2
Effective rate	—%	—%

We did not make any income tax payments related to our continuing operations in 2014 or 2013. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, due to the generation of net operating losses, all tax years for which the Company filed a tax return remain open.

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Year Ended December 31,
	2014	2013
Net loss attributable to common stockholders	$(34,689)	$(15,060)
Weighted-average common shares outstanding - basic and diluted	4,668,844	4,650,920
Net loss per share attributable to common stockholders - basic and diluted	$(7.43)	$(3.24)

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

	Year Ended December 31,
	2014	2013
Warrants to purchase common stock	1,014,982	1,215,660
Options to purchase common stock	250,139	107,330
Restricted stock	73,525	43,037
Total securities excluded from net loss per share attributable to common stockholders	1,338,646	1,366,027

13. Defined Contribution Plan

We maintain a defined contribution plan (“401(k) Savings Plan”) for eligible employees. The 401(k) Savings Plan assets are held in trust and invested as directed by the plan participants, and shares of our common stock are not an eligible investment election. We provide a match on a specified portion of eligible employees’ contributions as approved by our board of directors. Historically, we have made matching contributions equal to 50% of the portion of contributions that do not exceed 6% of eligible pay. Our matching contributions, included in General and Administrative expenses, totaled $0.1 million in 2014 and 2013, respectively.

14. Related Party Transactions

We repaid the term loan from High River in full on August 19, 2013 (see Note 8 - Debt Facilities for further information). High River is beneficially owned by Carl C. Icahn, who, as of March 10, 2015, beneficially owns approximately 28.7% of the Company's outstanding shares of common stock, controls approximately 14.2% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock.

On July 18, 2014, an entity affiliated with Carl C. Icahn, Koala Holding LP, the record holder of 977,136 shares, or approximately 81.45%, of our issued and outstanding Series J preferred stock, executed and delivered a written consent approving an amendment to Exhibit A to our Amended and Restated Certificate of Incorporation, which we refer to as the Amendment, which sets forth the rights, privileges and restrictions granted to and imposed on the Series J preferred stock. Pursuant to the Amendment, the Company may declare and distribute dividends on its securities that rank junior to the Series J preferred stock, consisting solely of warrants or other rights to acquire newly issued shares of our common stock against the payment of a cash purchase price to the Company, without declaring or setting apart for payment dividends on the Series J preferred stock.

Insight Portfolio Group LLC, owned by a number of other entities with which Mr. Carl C. Icahn has a relationship, was formed in order to maximize the potential buying power of participating companies in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company was a member of the buying group in 2014 and 2013 and pays a fee of $50,000 per year for the services of Insight Portfolio Group.

Voltari Corporation
Notes to Consolidated Financial Statements

15. Legal Proceedings

Putative Securities Class Action. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in Motricity’s initial public offering. Motricity, which was our predecessor registrant, is now our wholly-owned subsidiary and has changed its name to Voltari Operating Corp. The defendants in the case were Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in Motricity’s initial public offering, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint sought, inter alia, damages, including interest and plaintiff’s costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011. The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013, we filed a motion to dismiss the third amended complaint, which was granted by the Court on October 1, 2013. On October 31, 2013, the plaintiffs filed a notice of appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit. On April 25, 2014, the plaintiffs filed their opening appellate brief and on July 24, 2014 we filed our answering brief.
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
16. Subsequent Event

Rights Offering - On February 27, 2015, we commenced a rights offering of up to an aggregate of 4,300,000 shares of our common stock. Under the terms of the rights offering, we distributed to stockholders of record at the close of business on February 13, 2015 transferable subscription rights to purchase 0.9027 shares of common stock for every share of common stock owned on the record date. The rights offering included an over-subscription privilege, which permitted each subscriber that exercised its basic subscription right in full the option to purchase additional shares of common stock that remained unsubscribed at the expiration of the offering. If a subscriber exercised its basic subscription right or over-subscription privilege to purchase less than 1,300,000 shares in the rights offering, the subscriber paid a price of $0.97 per whole share. If a subscriber exercised its basic subscription right or over-subscription privilege to purchase 1,300,000 shares or more in the rights offering and owned 33% or more of our issued and outstanding common stock following completion of the rights offering, the subscriber paid a price of$1.36 per whole share.

The rights offering was fully subscribed and closed on March 30, 2015. We received approximately $4.6 million in net proceeds from the rights offering, including approximately 96% from entities affiliated with Mr. Carl C. Icahn. We intend to use these proceeds for general corporate and working capital purposes. Prepaid expenses and other current assets at December 31, 2014 includes costs related to the rights offering of $0.7 million.

Following the completion of the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the owner of approximately 52.3% of our common stock. Entities affiliated with Mr. Icahn also own warrants to purchase an additional 9.7% of our common stock, which warrants are currently unexercisable by Mr. Icahn and such affiliated entities.

Voltari Corporation
Notes to Consolidated Financial Statements

Redemption of Series J preferred stock - In connection with the change of control of the Company, and pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Designations”), on March 30, 2015, the Company gave written notice to holders of its 13% Redeemable Series J Preferred Stock, $0.001 par value per share (the “Series J Preferred Stock”) of their right to redeem the Series J Preferred Stock held by such holders.

As disclosed herein, acquisition of Common Stock in the Rights Offering by entities affiliated with Mr. Carl C. Icahn resulted in a change of control of the Company, which constituted a redemption event pursuant to the terms and conditions of the Certificate of Designations (the “Rights Offering Redemption Event”). Upon the occurrence of a redemption event, and subject to certain conditions, each holder of shares of Series J Preferred Stock (each, a "Holder") has the right, at such Holder’s option, to require the Company to redeem all or a portion of such Holder’s shares of Series J Preferred Stock (the “Holder Redemption Option”) in accordance with the terms, procedures, and conditions set forth in the Certificate of Designations.

The Company will be required to redeem those shares of Series J Preferred Stock properly requested to be redeemed by the Holder. If all Holders of Series J Preferred Stock require the Company to redeem their shares, except for entities affiliated with Mr. Icahn, who have waived the Holder Redemption Option, the Company will be required to pay an aggregate Redemption Price of approximately $1.8 million, subject to State of Delaware law governing distributions to stockholders.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
(in thousands)	2014	2013
Tax Valuation Allowance:
Beginning balance	$164,791	$165,008
Charged to net loss	22,176	(217)
Ending balance	186,967	164,791

Allowance for Doubtful Accounts:
Beginning balance	$75	$287
Charged to costs and expenses	73	(11)
Charges utilized/write-offs	(39)	(201)
Effect of foreign currency translation	—	—
Total	109	75
Less: Held for Sale	—	(49)
Ending Balance	$109	$26

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. Financial Statements
The following consolidated financial statements are submitted in Part II, Item 8 of this annual report:

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	66
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

VOLTARI CORPORATION

Date:	March 31, 2015	By:	/s/ Richard Sadowsky
Richard Sadowsky
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicted have signed this report below.

Signature	Title	Date

/s/ Richard Sadowsky	Acting Chief Executive Officer, Principal Executive Officer	March 31, 2015
Richard Sadowsky

/s/ John Breeman	Chief Financial Officer, Principal Financial and Accounting Officer	March 31, 2015
John Breeman

/s/ James L. Nelson	Chairman of the Board	March 31, 2015
James L. Nelson

/s/ Hunter C. Gary	Director	March 31, 2015
Hunter C. Gary

/s/ Andrew Roberto	Director	March 31, 2015
Andrew Roberto

/s/ Jaffrey A. Firestone	Director	March 31, 2015
Jaffrey A. Firestone

/s/ Kevin Lewis	Director	March 31, 2015
Kevin Lewis

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed by
2.2	Agreement and Plan of Reorganization, dated as of February 8, 2013, by and among Motricity, Inc., Voltari Merger Sub, Inc., and Voltari Corporation	S-4	02/11/2013	Voltari

3.1	Amended and Restated Certificate of Incorporation of Voltari Corporation	S-4	02/11/2013	Voltari

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation	8-K	04/23/2013	Voltari

3.3	Amended and Restated Bylaws of Voltari Corporation	S-4	02/11/2013	Voltari

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation	8-K	09/12/2014	Voltari

4.1	Specimen Stock Certificate for Voltari Corporation Common Stock	S-4	02/11/2013	Voltari

4.2	Specimen Stock Certificate for Voltari Series J Preferred Stock	S-4	02/11/2013	Voltari

4.3	Form of Warrant for Voltari Corporation	S-4	02/11/2013	Voltari

4.4	Warrant Agreement by and between Motricity, Inc. and American Stock Transfer & Trust Company, dated October 11, 2012	8-K	10/12/2012	Motricity

10.4	Form of First Amendment to Employment Offer Letter Agreement of Executive Officers#	S-1/A	06/02/2010	Motricity

10.5	Amended and Restated 2004 Stock Incentive Plan of Motricity, Inc., as amended through August 4, 2005#	S-1/A	01/22/2010	Motricity

10.6	Motricity, Inc. 2010 Amended and Restated Corporate Incentive Plan ‡#	S-1/A	06/02/2010	Motricity

10.7	Motricity, Inc. 2010 Long-Term Incentive Plan#	S-1/A	04/26/2010	Motricity

10.8	Form of Stock Option Agreement under 2004 Plan#	S-1/A	04/26/2010	Motricity

10.9	Form of Restricted Stock Grant Agreement under 2004 Plan#	S-1/A	04/26/2010	Motricity

10.10	Form of Motricity, Inc. Indemnification Agreement#	S-1/A	01/22/2010	Motricity

10.11	Form of Stock Option Agreement under the 2010 Long-Term Incentive Plan#	S-1/A	06/02/2010	Motricity

10.12	Certificate of Amendment to the 2004 Stock Incentive Plan of Motricity, Inc.#	S-1/A	06/02/2010	Motricity

10.13	Form of Restricted Stock Agreement under the 2010 Long-Term Incentive Plan#	10-Q	08/06/2010	Motricity

10.16	2011 Corporate Incentive Plan#	10-Q	05/05/2011	Motricity

10.17	Motricity, Inc. Executive Officer Severance/Change in Control Plan#	8-K	10/05/2011	Motricity

10.18	Motricity, Inc. 2010 Long-Term Incentive Plan, as amended#	8-K	11/02/2011	Motricity

10.19	Motricity, Inc. Amended and Restated 2011 Corporate Incentive Plan‡#	10-Q	11/21/2011	Motricity

10.21	Amended and Restated Promissory Note issued by Motricity, Inc. in favor of High River Limited Partnership, dated February 28, 2012	10-K	03/13/2012	Motricity

10.22	Amended and Restated Security Agreement by and between Motricity, Inc. and mCore International, Inc. with and in favor of High River Limited Partnership dated February 28, 2012	10-K	03/13/2012	Motricity

10.23	First Amendment to Amended and Restated Promissory Note by and between High River Limited Partnership and Motricity, Inc., dated May 10, 2012	10-Q	5/10/2012	Motricity

10.24	2012 Corporate Incentive Plan‡#	8-K/A	06/21/2012	Motricity

10.27	Motricity, Inc. Amended and Restated Severance/Change in Control Plan, as amended#	8-K	05/31/2012	Motricity

10.28	2012 Form of Named Executive Officer Option Agreement under the 2012 Long-Term Incentive Plan#	8-K	05/31/2012	Motricity

10.30	Limited Waiver from High River Limited Partnership, dated September 12, 2012	10-Q	11/08/2012	Motricity

10.36	Offer Letter by and between Motricity, Inc. and Richard Sadowsky, dated November 15, 2012#	8-K	11/21/2012	Motricity

10.38	Offer Letter by and between Voltari Corporation and John Breeman, dated August 14, 2013#	8-K	08/21/2013	Voltari

10.39	Release Agreement by and between Voltari Corporation and Richard Stalzer, dated December 18, 2013#	8-K	12/27/2013	Voltari

10.40	Amendment to the Offer Letter by and between Voltari Corporation and Richard Sadowsky, dated December 20, 2013#	8-K	12/27/2013	Voltari

10.41	2013-2014 Corporate Incentive Plan‡‡#	8-K	3/31/2014	Voltari

10.42	Amended and Restated 2013 - 14 Corporate Incentive Plan	8-K	5/27/2014	Voltari

10.43	Waiver Letter, dated as of March 30, 2015, from High River Limited Partnership and Koala Holdings LP.	8-K	03/30/2015	Voltari

21.1	Subsidiaries of Voltari Corporation	10-K	3/31/2014	Voltari

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Acting Chief Executive Officer.*

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Acting Chief Executive Officer**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

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