Form 10-K/A
period 2014-12-31
Voltari Corp
filed 2015-04-20
CIK 1568319

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
601 West 26th Street, Suite 415
New York, NY 10001
(212) 388-5500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
13% Redeemable Series J Preferred Stock, par value $0.001 per share
Warrants to purchase shares of Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of April 13, 2015:

Title of Class	Number of Shares
Common Stock, $0.001 par value	9,063,358

EXPLANATIORY NOTE

Voltari Corporation is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014. This Form 10-K/A is being filed to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, and certain clarifying disclosures regarding the number of warrants outstanding to purchase the Company’s common stock in the Notes 9,10 and 12 to the Company's Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Results and Operations-Liquidity and Capital Resources.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are included as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as set forth in this explanatory note, no other changes have been made to the Original Report. This amendment speaks as of the filing date of the Original Report, does not reflect events that may have occurred after the filing date of the Original Report and does not modify or update in any way disclosures made in the Original Report, except as set forth in this explanatory note. This Form 10-K/A should be read in conjunction with the Original Report and with our other filings with the SEC made subsequent to the filing date of the Original Report.

References to “Voltari,” “us,” “we,” “Company” and “our” in this report refer to Voltari Corporation, together with its subsidiaries.

PART II

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

Datacenter and network operations. Datacenter and network operations expenses consisted primarily of personnel and outsourcing costs for operating our datacenter which we vacated in February 2015. Additional expenses include facility rents, power, bandwidth capacity and software maintenance and support.

Product development and sustainment. Product development expenses primarily consisted of personnel costs and costs from our development vendors. Our product development efforts included improving and extending the functionality and performance of our service delivery platform, developing new solutions, customizing and implementing our solution set for our customers and providing other service and support functions for our solutions. Product development costs related to software used solely on an internal basis to provide our services, which we refer to as internal-use software, are capitalized and amortized over the expected asset life.

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

Redeemable preferred stock and common stock warrants
In October 2012, we issued 1,199,643 shares of Series J preferred stock and 10,149,824 warrants to purchase 1,014,982 (after giving effect to the one-for-ten reverse stock split) shares of our common stock. Net proceeds from the rights offering of $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. Our Series J preferred stock contains certain redemption features which are outside of our control. Accordingly, our Series J preferred stock is classified as mezzanine equity and reported as Redeemable preferred stock on our consolidated balance sheet, net of issuance costs, at December 31, 2014. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in-cash or in-kind, at the discretion of the Company, on a quarterly basis. Dividends declared on the Series J preferred stock and accretion associated with the Series J preferred stock reduce the amount of net earnings that are available to common stockholders and are presented as separate amounts on the consolidated statements of operations. The common stock warrants are recorded as Additional paid-in capital on our consolidated balance sheet at December 31, 2014.

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

9. Redeemable Preferred Stock

Upon successful completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and 10,149,824 warrants to purchase 1,014,982 (after giving effect to the one-for-ten reverse stock split) shares of our common stock, in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our consolidated balance sheets at December 31, 2014 and 2013.

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

Warrants

In October 2012, we issued 10,149,824 warrants to purchase 1,014,982 shares of common stock at an exercise price of $6.50 per share (the purchase of one share requires the exercise of ten warrants) in connection with the closing of our 2012 rights offering. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the common stock warrants was determined to be approximately $1.3 million and is recorded in Additional paid-in capital on our consolidated balance sheets at December 31, 2014 and 2013. As of December 31, 2014, all 10,149,824 warrants to purchase common stock were outstanding, expiring October 11, 2017.

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

	Year Ended December 31,
	2014	2013
Common stock issuable upon exercise of warrants	1,014,982	1,215,660
Options to purchase common stock	250,139	107,330
Restricted stock	73,525	43,037
Total securities excluded from net loss per share attributable to common stockholders	1,338,646	1,366,027

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

14. Related Party Transactions

We repaid the term loan from High River in full on August 19, 2013 (see Note 8 - Debt Facilities for further information). High River is beneficially owned by Carl C. Icahn, who, as of March 10, 2015 , beneficially owns approximately 28.7% of the Company's outstanding shares of common stock, controls approximately 14.2% of the voting power of our common stock and beneficially owns approximately 95.5% of our Series J preferred stock.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
(in thousands)	2014	2013
Tax Valuation Allowance:
Beginning balance	$164,791	$165,008
Charged to net loss	22,176	(217)
Ending balance	186,967	164,791

Allowance for Doubtful Accounts:
Beginning balance	$75	$287
Charged to costs and expenses	73	(11)
Charges utilized/write-offs	(39)	(201)
Effect of foreign currency translation	—	—
Total	109	75
Less: Held for Sale	—	(49)
Ending Balance	$109	$26

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors
The following table sets forth the names, titles and certain biographical information of our directors.

Name	Age	Position	Director Since
James L. Nelson (1)(2)(3)	65	Chairman of the Board	2011
Jaffrey A. Firestone (2)(3)(4)	58	Director	2011
Hunter C. Gary (1)(3)	40	Director	2007
Kevin Lewis (1)(4)	44	Director	2013
Andrew Roberto (2) (5)	29	Director	2014

(1)	Member of our Compensation Committee
(2)	Member of our Strategic Alternatives Committee
(3)	Member of our Governance and Nominating Committee
(4)	Member of our Audit Committee
(5)	Member of our Audit Committee until April 16, 2015
James L. Nelson has served as one of our directors and as a member of our compensation, governance and nominating and strategic alternatives committees since June 2011 and as chairman of the board since January 2012. Mr. Nelson has served as a director and member of the audit committee of Icahn Enterprises L.P. and its general partner, Icahn Enterprises G.P., Inc., since June 2001. Mr. Nelson has served as a director and member of the audit committee of several companies, including Viskase Companies, Inc. from April 2003 through April 2010, American Entertainment Properties Corp. from May 2005 until November 2007, and Atlantic Coast Entertainment Holdings, Inc. from May 2005 until November 2007. Mr. Nelson also served as a member of the board of directors of Tropicana Entertainment Inc. from March 2010 until May 2014 and as a member of its audit committee from March 2010 to January 2014. Mr. Nelson was Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company from 1986 until 2009. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the mutual fund sector. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group. From January 2008 through June 2008, Mr. Nelson served as a director and member of the audit committee of Shuffle Master, Inc., a gaming manufacturing company. From March 2008 until March 2010, Mr. Nelson was a director and served on the audit committee of Pacific Energy Resources Ltd., an energy producer. From April 2008 to November 2012, Mr. Nelson served as a director and as Chairman of the audit committee of the board of directors of Cequel Communications, an owner and operator of a large cable television system. From April 2010 through November 2013, Mr. Nelson served as a director and member of the audit committee of Take Two Interactive Software, Inc., a publisher, developer, and distributor of video games and video game peripherals. From May 2013 to April 2014, Mr. Nelson was a director and member of the Governance and Nominating Committee of Single Touch Systems, Inc. From November 2013 to August 2014, Mr. Nelson has served as a director of VII Peaks Co-Optivist Income BDC II, Inc., an externally managed, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. From April 2014 to August 2014, Mr. Nelson has served as a director of Ubiquity Broadcasting Corporation, a vertically integrated, technology-focused media company. Since April 2014, Mr. Nelson has served as a director of Herbalife Ltd., a nutrition company. Mr. Nelson brings to his service as a director his significant experience and leadership roles serving as Chief Executive Officer, Director and Chairman of the audit committee of various companies.
Jaffrey A. Firestone has served as one of our directors since July 2011. Since 2006, Mr. Firestone has served as Chairman and Chief Executive Officer at Prodigy Pictures Inc., a leader in the production of quality film, television and cross-platform media. Previously, Mr. Firestone established Fireworks Entertainment in 1996 to produce, distribute and finance television programs and feature films. In 1998, Fireworks Entertainment was acquired by CanWest Global Communications Corporation and Mr. Firestone was named Chairman and Chief Executive Officer and oversaw the company’s Los Angeles and London based television operations as well as its Los Angeles feature film division, Fireworks Pictures. In addition, Mr. Firestone oversaw the company’s interest in New York based IDP Distribution, an independent distribution and marketing company formed by Fireworks in 2000 as a joint venture with Samuel Goldwyn Films and Stratosphere Entertainment. Mr. Firestone has served on the board of directors for the Academy of Canadian Cinema and Television and the Academy of Television Arts and Sciences International Council in Los Angeles. Mr. Firestone has led two successful initial public offerings and in 1998, was nominated for entrepreneur of the year. Mr. Firestone has extensive experience in dealing with financial reporting, which, in addition to his service on another board, enables him to advise our board on a range of matters including financial matters.
Hunter C. Gary has served as one of our directors since 2007. He has served as Senior Vice President of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion, since November 2010. At Icahn Enterprise L.P., Mr. Gary is responsible for monitoring portfolio company operations, implementing operational value enhancement as well as leading the real estate segment. Prior to that time, Mr. Gary was employed by Icahn Associates Corporation, an affiliate of Icahn Enterprises L.P., in various roles since June 2003, most recently as the Chief Operating Officer of Icahn Sourcing LLC. Mr. Gary has been a director of: Herbalife Ltd., a nutrition company, since April 2014; Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, since February 2014, and as President and Chief Executive Officer of Cadus since March 2014; Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since October 2012; Viskase Companies Inc., a meat casing company, since August 2012; PSC Metals Inc., a metal recycling company, since May 2012; XO Holdings, a competitive provider of telecom services, since September 2011; Tropicana Entertainment Inc., since March 2010 and Tropicana Entertainment Cayman Holdings Co. Ltd., since January 2011, companies that are primarily engaged in the business of owning and operating casinos and resorts; American Railcar Industries, Inc., a railcar manufacturing company, since January 2008; and WestPoint Home LLC, a home textiles manufacturer, since June 2007. American Railcar Industries, Cadus Corporation, Federal-Mogul Corporation, PSC Metals Inc., Tropicana Entertainment Inc., Viskase Companies, Voltari Corporation, WestPoint Home LLC and XO Holdings each are indirectly controlled by Carl C. Icahn. Mr. Icahn also has non–controlling interests in Herbalife through the ownership of securities. Mr. Gary is married to Mr. Carl Icahn’s wife’s daughter. Mr. Gary received his Bachelor of Science with senior honors from Georgetown University as well as a certificate of executive development from Columbia Graduate School of Business. The Board of Directors has concluded that Mr. Gary should serve as a director of Voltari Corporation because of his extensive experience in dealing with operations matters for a variety of companies, which, in addition to his service on other boards, enables him to advise our board on a range of matters including operations and oversight.
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

Andrew Roberto, CFA has served as an Analyst at Icahn Enterprises L.P. since May 2012. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion. Mr. Roberto is responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Roberto served as a research analyst at RBS Securities covering the automotive, industrial, coal, homebuilding and building products sectors as a member of the high yield and distressed debt trading team. Mr. Roberto began his career at AllianceBernstein, where he focused on client services and relationship management. Mr. Roberto has been a director of: Voltari Corporation, a mobile data services provider, since August 2014; American Railcar Industries, Inc., a railcar manufacturing company, since February 2014; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since February 2014; CVR Partners LP, a nitrogen fertilizer company, since February 2014; CVR Refining, LP, an independent downstream energy limited partnership, since February 2014; WestPoint Home LLC, a home textiles manufacturer, since February 2014; and Viskase Companies, Inc., a meat casing company, since February 2014. Mr. Roberto was previously a director of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, from February 2014 to June 2014. American Railcar Industries, American Railcar Leasing, CVR Energy, CVR Partners, Voltari, Westpoint Home and Viskase are each indirectly controlled by Carl C. Icahn. Mr. Roberto received his B.A. in Economics from Williams College and is a CFA Charterholder.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during fiscal year 2014. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required during the fiscal year 2014 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.
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
Audit Committee
Our board of directors has established a standing Audit Committee. The Audit Committee consisted of three members: Jaffrey A. Firestone, Kevin Lewis and Andrew Roberto until April 16, 2015, at which time Mr. Roberto resigned from the Audit Committee. Each member of the Audit Committee is a non-employee member of our board of directors. Mr. Firestone is the chairperson of our Audit Committee. Our board of directors has affirmatively determined that Messrs. Firestone and Lewis meet the definition of “independent directors” for purposes of serving on an audit committee under applicable SEC and NASDAQ Stock Market rules. In addition, Mr. Firestone qualifies as our “audit committee financial expert.” A copy of our Audit Committee Charter can be found on our corporate website at www.voltari.com.
The Audit Committee met 4 times during the fiscal year 2014.
Audit Committee Report

In connection with the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the Audit Committee:

1.	Reviewed and discussed with management the Company’s audited financial statements as of December 31, 2014 and 2013;
2.
Discussed with Grant Thornton the matters required to be discussed by the Auditing Standard No.16 "Communications with Audit Committee" issued by the Public Company Accounting Oversight Board ("PCAOB")

3.
Requested and obtained from Grant Thornton the written disclosures and the letter required by applicable requirements of the PCAOB regarding Grant Thornton’s communications with the audit committee concerning independence, and has discussed with Grant Thornton its independence.

Based on the review and discussions referred to in paragraphs numbered (1)-(3) above, the audit committee recommended to our board of directors that the audited financial statements as of December 31, 2014 and 2013 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for filing with the SEC.

Respectfully Submitted by the Audit Committee:
Jaffrey A. Firestone, Chairperson
Kevin Lewis
Andrew Roberto

Executive Officers
The following table sets forth the name, age and title of our executive officers.

Name	Age	Position(s)
Richard Sadowsky	58	Acting Chief Executive Officer, President and Secretary
John Breeman	59	Chief Financial Officer
Richard Sadowsky was appointed Acting Chief Executive Officer in December 2013. He served as Chief Administrative Officer and General Counsel between November 2012 and December 2013. Prior to that, Mr. Sadowsky provided services to the Company pursuant to a secondment agreement with the law firm of SNR Denton US LLP from July 5, 2012 through December 31, 2012. Pursuant to an offer letter from the Company, Mr. Sadowsky became an employee of the Company effective January 1, 2013. Prior to joining the Company, Mr. Sadowsky was a partner with SNR Denton US LLP since 2002.
John Breeman has served as our Chief Financial Officer since August 14, 2013. Before joining Voltari, Mr. Breeman most recently served as Chief Financial Officer of Mojiva Inc. from June 2011 until April 2013, a company in the mobile advertising space. Prior to that, Mr. Breeman was a consultant at Peregrine Associates, LLC from August 2009 until June 2011 and Senior Vice President, Corporate Development at IDT Corporation from April 2007 until June 2009. Mr. Breeman also has held financial and corporate development positions at AT&T and Siemens Corporation. Mr. Breeman began his career as a CPA and management consultant working with Big Four accounting firms Ernst & Young and Deloitte, leaving Deloitte as a Senior Manager to join industry.

Item 11.	Executive Compensation.

The following is a description of the material elements of compensation for our named executive officers listed below who served the Company as named executive officers at the end of fiscal year 2014:

•	Richard Sadowsky, our Acting Chief Executive Officer, President and Secretary and our former Chief Administrative Officer and General Counsel; and

•	John Breeman, our Chief Financial Officer.

Summary Compensation Table
The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for services provided to us during the years ended December 31, 2014 and 2013. The information presented in this table reflects the one-for-ten reverse stock split, which became effective on April 23, 2013.

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Richard Sadowsky	2014	310,000	—	49,738	—	6,837	366,555
Acting Chief Executive Officer, President and Secretary	2013	285,961	100,000	31,500	—	13,514	430,975

John Breeman	2014	231,151	—	10,362	—	6,904	248,417
Chief Financial Officer	2013	84,192	20,000	15,875	—	5,248	125,315

(1)
The Compensation Committee awarded discretionary cash bonuses in the amount to Mr. Sadowsky and Mr. Breeman in connection with their contributions to the Company in the fiscal year ended December 31, 2013 outside of our 2013-14 Corporate Incentive Plan. As of the most recent practicable date prior to the mailing of this prospectus, the Compensation Committee has not determined whether to award discretionary cash bonuses to Mr. Sadowsky and Mr. Breeman for the fiscal year ended December 31, 2014. The Compensation Committee expects to make this determination prior to the Company’s 2015 annual meeting of stockholders.

(2)
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

(3)
No bonus awards were made for 2013 and 2014 under our Corporate Incentive Plan for 2013-14 and our Amended and Restated Corporate Incentive Plan for 2013 and 2014, respectively. For more information, see below under Short-Term Incentives.

(4)	All Other Compensation for the 2014 fiscal year for our named executive officers consisted of the following:

Name	401(k) Match ($)	Medical and Dental ($)	Total of All Other Comp ($)
Richard Sadowsky	6,150	687	6,837
John Breeman	6,404	500	6,904
The Compensation Committee of the board of directors, referred to as the Compensation Committee, determines all components of executive compensation and considers the following elements (discussed in detail below), to promote our pay-for-performance philosophy and compensation goals and objectives:

•	base salary;

•	annual cash incentive awards linked to overall performance;

•	grants of long-term equity-based compensation, such as options;

•	termination and change of control provisions; and

•	benefits generally available to employees.
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
Base salaries are reviewed during the first half of the fiscal year by our Compensation Committee, and may be recommended for adjustment from time to time based on the results of this review. In past years, the Compensation Committee, with guidance from our Chief Executive Officer, reviewed the performance of all named executive officers, and based on this review and any relevant competitive market data (obtained through salary survey information provided by our human resources department, informal discussions with recruiting firms and research), set the executive compensation package for each named executive officer for the following year.
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
Short-Term Incentives
On an annual basis, or at the commencement of a named executive officer’s employment with us, the Compensation Committee typically sets a target level of short-term incentive compensation that is structured as a percentage of such named executive officer’s annual base salary. Our executives participate in our annual corporate incentive plan, referred to as the CIP, which ensures that short-term incentives are tied directly to our financial performance for the fiscal year. Depending upon corporate performance, a named executive officer may receive between 0% and 150% of his target incentive amount. These corporate performance objectives are designed to be challenging but achievable. The performance metrics and objectives are weighted in a specific manner as defined by the Compensation Committee in the CIP. These bonuses are intended to annually reward named executive officers who have had a positive impact on corporate results. We believe that establishing competitive cash bonus opportunities helps us attract and retain qualified and highly skilled executives and allows our executives to fully focus on the business objectives of the Company without the burden of considering potential loss of wealth due to extenuating circumstances.
Amended and Restated 2013-14 CIP. On May 20, 2014, the Compensation Committee approved the Company’s Amended and Restated 2013-14 Corporate Incentive Plan, referred to as the Amended and Restated 2013-14 CIP. The Amended and Restated 2013-14 CIP is intended to aid in the retention of highly qualified employees by providing eligible employees with additional compensation for their contributions to the achievement of the Company’s objectives. In order to be eligible to participate in the Amended and Restated 2013-14 CIP and receive a bonus award, a participant must be a full-time, active employee working in a bonus eligible position. The participant must be actively employed and in good standing on the actual bonus payment date in order to receive a payout. The Committee set target bonuses that are structured by position or job level as a percentage of an eligible employee’s annual base salary. For the Company’s Acting Chief Executive Officer and its Chief Financial Officer, the Amended and Restated 2013-14 CIP provides that, subject to the achievement of certain minimum financial targets, 25% of the target bonus is tied to the achievement of EBITDA objectives, 25% is tied to the achievement of revenue objectives and 50% of the target bonus is discretionary and to be determined in the sole and absolute discretion of the Compensation Committee. For all eligible participants, payouts based on the achievement of EBITDA and revenue objectives cannot exceed 150% of the portion of the target bonus tied to each such objective.
The Amended and Restated 2013-14 CIP provided that if the Compensation Committee determined that information used to calculate the achievement of the financial targets was incorrect (including but not limited to mistakes in the Company’s audited financial statements for the year), then the Compensation Committee could either adjust bonus awards (upward or downward) or, with respect to officers that are reporting persons pursuant to Section 16(a) of the Exchange Act, recover all (or a portion) of a bonus award.
In order for a named executive officer to have received any payment under the Amended and Restated 2013-14 CIP for the year ended December 31, 2014, the Company would have had to meet the thresholds for each of the EBITDA and revenue targets included in the Amended and Restated 2013-14 CIP, as applicable, established by the Compensation Committee. The Amended and Restated 2013-14 CIP incorporated graduated thresholds for incremental payouts, ranging from 0% to 150%, based upon pre-determined quantitative goals and objectives, with each performance category assigned its own weight.
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
Equity Incentive Plans
The Compensation Committee of our predecessor entity Motricity approved the terms of the Motricity, Inc. Amended and Restated 2010 Long-Term Incentive Plan, referred to as the 2010 LTIP, and recommended it to the board of directors. The board of directors approved the 2010 LTIP on September 26, 2011, and the stockholders approved the 2010 LTIP on October 28, 2011. The 2010 LTIP provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, are eligible for grants under the 2010 LTIP. The purpose of the 2010 LTIP is to provide incentives that will attract, retain and motivate highly competent officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The following is a summary description of the 2010 LTIP and is qualified in its entirety by reference to the full text of the 2010 LTIP, which is set forth as Appendix A to Motricity’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 27, 2011.
In connection with the reorganization that consummated on April 9, 2013, at which time we became the successor entity to Motricity, we assumed all stock-based benefits plans of Motricity, including the 1999 Stock Option Plan of Motricity, Inc., Amended and Restated 2004 Stock Incentive Plan of Motricity, Inc. and the Motricity, Inc. 2010 Long-Term Incentive Plan, as amended and restated, referred to collectively as the Plans. At the effective time of the reorganization, each outstanding option to purchase shares of Motricity Common Stock became exercisable for the same number of shares of Voltari Common Stock, with no changes in the option exercise price or other terms and conditions of such options.
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
Available Shares. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2010 LTIP or with respect to which awards may be granted may not exceed 636,562 shares, (which reflects a one-for-ten reverse stock split that became effective on April 23, 2013) and which may be either authorized and unissued shares of common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the 2010 LTIP are for any reason canceled, or expire or terminate unexercised, or are settled in cash, the shares covered by such awards will again be available for the grant of future awards under the 2010 LTIP. Following the Section 162(m) “transition period” (as described in “Tax and Accounting Considerations” below), the maximum number of shares subject to any award of stock options, or stock appreciation rights, referred to as SARs, or shares of restricted stock, or other stock-based awards subject to the attainment of specified performance goals which may be granted during any fiscal year to any participant will be 26,666 shares per type of award (which reflects the one-for-ten reverse stock split, which became effective on April 23, 2013), provided that the maximum number of shares issued in any one year period for all types of awards does not exceed 4% of the Company’s issued and outstanding shares of common stock. Except as otherwise required by the Code, there are no annual individual share limitations applicable to participants for restricted stock or other stock-based awards that are not subject to the attainment of specified performance goals. The maximum number of shares subject to any performance award during any fiscal year to any participant shall be 26,666 shares (which reflects the one-for-ten reverse stock split, which became effective on April 23, 2013). The maximum value of a cash payment made under a performance award which may be granted with respect to any fiscal year to any participant shall be $5,440,000. The maximum value of cash payments made under performance awards granted with respect to any fiscal year to all participants shall be $14,104,670. The foregoing share limitations imposed under the 2010 LTIP are subject to adjustment to the extent the Compensation Committee deems such adjustment appropriate and equitable to prevent dilution or enlargement of participants’ rights.
Eligibility for Participation. Members of our board of directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates are eligible to receive awards under the 2010 LTIP. The selection of participants is within the sole discretion of the Compensation Committee.
Stock Options. The Compensation Committee may grant non-qualified stock options and incentive stock options (only to eligible employees) to purchase shares of common stock. The Compensation Committee will determine the number of shares of common stock subject to each option, the term of each option (which may not exceed five years in the case of an incentive stock option granted to a 10% stockholder), the exercise price, the vesting schedule (if any), and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of common stock at the time of grant (or, in the case of an incentive stock option granted to a 10% stockholder, 110% of such share’s fair market value). Options will be exercisable at such time or times and subject to such terms and conditions as determined by the Compensation Committee at grant and the exercisability of such options may be accelerated by the Compensation Committee in its sole discretion. The 2010 LTIP specifically provides that an outstanding option may not be modified to reduce the exercise price nor may a new option at a lower price be substituted for a surrendered option, unless such action is approved by the stockholders of the Company. The maximum number of shares of common stock with respect to which incentive stock options may be granted under the 2010 LTIP is 636,562 shares (which reflects the one-for-ten reverse stock split, which became effective on April 23, 2013).
Award Agreement. Awards granted under the 2010 LTIP shall be evidenced by award agreements (which need not be identical) that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability, or vesting of awards or conditions regarding the participant’s employment, as determined by the Compensation Committee in its sole discretion. In May 2012, the Compensation Committee adopted a revised form of stock option agreement for our named executive officers which provides that any stock options issued to the named executive officers will vest as follows, subject to continued employment on each vesting date: (i) 25% of the options will vest in four equal tranches on each anniversary of the vesting commencement date (i.e., 6.25%); and (ii) the remaining 75% of the options will vest on the third anniversary of the applicable vesting commencement date, subject to the achievement of the following performance targets: one-third of the options will vest if our common stock achieve a pre-determined target price of as set by the board of directors from time to time; another one-third of the options will vest if our common stock achieve a higher pre-determined target price of as set by the board of directors from time to time; and (iii) the last one-third of the options must achieve a pre-determined target price as set by the board of directors from time to time. The target prices listed reflect the one-for-ten reverse stock split, which became effective on April 23, 2013. The achievement of the target price will be determined based upon the average of the closing prices of our shares of common stock on a nationally recognized securities exchange over a 90 day period or, if the shares are not so listed, the fair market value will be determined by our board of directors.
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
Stock Appreciation Rights. The Compensation Committee may grant SARs either with a stock option, which may be exercised only at such times and to the extent the related option is exercisable, referred to as a Tandem SAR, or independent of a stock option, referred to as a Non-Tandem SAR. A SAR is a right to receive a payment in shares of common stock or cash (as determined by the Compensation Committee) equal in value to the excess of the fair market value of one share of common stock on the date of exercise divided by the exercise price per share established in connection with the grant of the SAR. The term of each SAR may not exceed 10 years. The exercise price per share covered by a SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of common stock on the date of grant in the case of a Non-Tandem SAR. The Compensation Committee may also grant “limited SARs,” either as Tandem SARs or Non-Tandem SARs, which may become exercisable only upon the occurrence of an event as the Compensation Committee may, in its sole discretion, designate at the time of grant or thereafter.
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
To the extent permitted by law, when determining whether a performance goal has been achieved, the Compensation Committee may also exclude the impact of an event or occurrence which the Compensation Committee determines should be appropriately excluded, including: (i) restructurings, discontinued operations, extraordinary items and other unusual or non-recurring charges; (ii) an event either not directly related to our operations or not within the reasonable control of management; or (iii) a change in accounting standards required by generally accepted accounting principles. Performance goals may also be based on an individual participant’s performance goals, as determined by the Compensation Committee, in its sole discretion. In addition, all performance goals may be based upon the attainment of specified levels of our performance (or subsidiary, division or other operational unit) under one or more of the measures described above relative to the performance of other corporations. The Compensation Committee may designate additional business criteria on which the performance goals may be based or adjust, modify or amend those criteria.
Acquisition Event. In the event of a merger or consolidation in which the Company is not the surviving entity, a transaction that results in the acquisition of substantially all of the Company’s outstanding common stock, or the sale or transfer of all or substantially all of the Company’s assets, referred to collectively as an Acquisition Event, then the Compensation Committee may terminate all outstanding and unexercised options, SARs, or any other stock-based award that provides for a participant elected exercise by cashing out such awards upon the date of consummation of the Acquisition Event or by delivering notice of termination to each participant at least 20 days prior to the date of consummation of the Acquisition Event, in which case during the period from the date on which such notice of termination is delivered to the consummation of the Acquisition Event, each such participant shall have the right to exercise in full all of his or her outstanding awards contingent on the occurrence of the Acquisition Event.
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
Ownership Guidelines and Holding Period. The 2010 LTIP contains ownership guidelines that have changed due to turnover in management and changes in the Company’s business. In May 2012, we updated the ownership guidelines for the named executive officers to require that our Chief Executive Officer is required to own, by September 2016, stock equal in value to at least three times the Chief Executive Officer’s annual base salary and that the other named executive officers are required to own, by September 2016, stock equal in value to at least one times such named executive officer’s annual base salary. Furthermore, under the revised guidelines, no named executive officer shall be permitted to transfer shares of our common stock obtained on vesting in restricted stock or exercise of an option other than to pay applicable federal and state tax withholdings, unless such officer has satisfied the stock ownership guidelines within five years of grant and that any failure to satisfy the guidelines will be treated as a violation of the Company’s policies and procedures and, in the sole discretion of our board of directors, may give rise to termination for cause.
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
Policy Regarding Claw Back of Incentive Compensation
The Amended and Restated 2013-14 CIP includes a clawback policy pursuant to which named executive officers and other Amended and Restated 2013-14 CIP participants will be required to return all or a portion of incentive compensation paid to them (i) based on any correction or restatement of the Company’s audited financial statements or other factors that contributed to the calculation of the Financial Targets (as defined in the Amended and Restated 2013-14 CIP), or (ii) if such participant engaged in acts or omissions that results in a termination for Cause. In addition, the 2010 LTIP provides that in the event of a restatement of the Company’s financial statements that reduces the amount of any previously awarded performance award, where the performance goals would not otherwise have been met had the results been properly reported, the award will be canceled and the participant will pay the Company an amount equal to any gain realized on such award. See “Equity Incentive Plans” for a further description of the clawback feature of the 2010 LTIP.
Severance and Change of Control Benefits
We believe that a strong, experienced management team is essential to the best interests of the Company and our stockholders. We recognize that the possibility of a change of control could arise and that such a possibility could result in the departure or distraction of members of the management team to the detriment of our Company and our stockholders.
To focus our named executive officers on their duties rather than potential distractions from a change of control of our Company, the Compensation Committee adopted an Executive Officer Severance/Change in Control Plan on March 16, 2011 and amended the plan effective May 30, 2012. Currently, Mr. Breeman participates in the plan. Under the plan as amended, any executive who participates in the plan who is terminated by the Company without cause will receive six months of continued base salary payments. In addition, any executive who participates in the plan who is terminated by the Company without cause or by the executive for good reason within the 12 months following a change in control will receive six months of continued base salary payments and accelerated vesting as to 75% of any then unvested options, restricted stock or performance stock units.
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

Outstanding Equity Awards at 2014 Fiscal Year End
The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2014 with respect to the named executive officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard Sadowsky	1,406	21,094	(1)	—	4.30	01/01/2023
	—	48,000	(2)	—	3.40	05/13/2024
John Breeman	625	9,375	(1)	—	4.85	11/06/2023
	—	10,000	(2)	—	3.40	05/13/2024

(1)
The options vest as follows, subject to continued employment on each vesting date: 25% of the shares subject to the option will vest in four equal installments on each anniversary of the holder’s employment date and 75% of the shares subject to the option will vest, subject to achieving certain price targets for our common stock, on the three year anniversary of the holder’s employment date. For further discussion, see the sections captioned “Equity Incentive Plans” and “Employment Agreements.”

(2)
The options vest as follows, subject to continued employment on each vesting date: 25% of the shares subject to the option will vest in four equal installments on each anniversary of the vesting commencement date and 75% of the shares subject to the option will vest on the third anniversary of the vesting commencement date, subject to achieving certain price targets for our common stock. For further discussion, see the sections captioned “Equity Incentive Plans” and “Employment Agreements.”

Retirement Benefits & Non-qualified Deferred Compensation
We sponsor a 401(k) plan, which is a qualified retirement plan offered to all eligible employees, including our named executive officers, that permits eligible employees to elect to defer a portion of their compensation on a pre-tax basis. The Compensation Committee may in its sole discretion determine to approve a performance-based matching contribution, subject to the Company’s achievement of certain financial metrics. For fiscal year 2014, Messrs. Sadowsky and Breeman received matching contributions in the amounts of $6,150 and $6,404, respectively.
Employment Agreements
Richard Sadowsky. In connection with Mr. Sadowsky’s appointment to the position of General Counsel, the Company entered into a Secondment Agreement, dated July 1, 2012, with SNR Denton US LLP, the law firm in which Mr. Sadowsky was a partner from 2002 through 2012. On November 15, 2012, we appointed Mr. Sadowsky to the position of Chief Administrative Officer and entered into an employment offer letter with Mr. Sadowsky, referred to as the Sadowsky Offer Letter, pursuant to which he became a full-time employee of the Company effective on January 1, 2013. Under the terms of Mr. Sadowsky’s offer letter, Mr. Sadowsky was entitled to an annual base salary of $285,000. Additionally, in accordance with the terms of the Sadowsky Offer Letter and the 2010 LTIP, the Compensation Committee approved the grant to Mr. Sadowsky of options to purchase 22,500 shares of our common stock (which reflects the one-for-ten reverse stock split, which became effective on April 23, 2013), 25% of which options will vest in equal tranches on each of the first four anniversaries of Mr. Sadowsky’s employment date, subject to continued employment on such dates and 75% of which options shall vest on the third anniversary of Mr. Sadowsky’s employment date provided that certain stock price targets are achieved and subject to continued employment on such date. The Company granted these options on January 1, 2013. Under the terms of the Sadowsky Offer Letter, Mr. Sadowsky is eligible to participate in the CIP and is subject to non-disclosure, non-competition and non-solicitation covenants. The Sadowsky Offer Letter provides that, if we were to terminate Mr. Sadowsky’s employment on or before December 31. 2014 and without cause, as defined in our Amended and Restated Executive Severance and Change of Control Plan, as amended, he would receive six months of continued base salary payments. Mr. Sadowsky, having served as an officer of the Company for longer than two years, is no longer eligible to receive payments under that Plan. Effective December 20, 2013, we appointed Mr. Sadowsky to the position of Acting Chief Executive Officer. In connection with this appointment, Mr. Sadowsky relinquished his titles of Chief Administrative Officer and General Counsel. Pursuant to an amendment to the Sadowsky Offer Letter, Mr. Sadowsky’s annual salary increased to $310,000 and Mr. Sadowsky’s ceasing to serve as Acting Chief Executive Officer and returning to his titles of Chief Administrative Officer and General Counsel would not constitute termination for Good Reason under the Company’s Amended and Restated Executive Severance and Change of Control Plan.
John Breeman. On August 14, 2013, we entered into an employment offer letter with Mr. Breeman, referred to as the Breeman Offer Letter, pursuant to which Mr. Breeman commenced serving as our Chief Financial Officer. Under the terms of the Breeman Offer Letter, Mr. Breeman is entitled to an annual base salary of $220,000. Additionally, in accordance with the terms of the Breeman Offer Letter and the Company’s 2010 Long-Term Incentive Plan, Mr. Breeman is eligible for an award of options to purchase 10,000 shares of the Company’s common stock, which options will be granted upon final approval by the Compensation Committee of the Company’s board of directors. The Company granted these options on November 6, 2013. Subject to continued employment on the applicable vesting dates, 25% of the options will vest in equal tranches on each of the first four anniversaries of Mr. Breeman’s employment date, and 75% of the options will vest on the third anniversary of Mr. Breeman’s employment date provided that certain stock price targets are achieved. Under the terms of the Breeman Offer Letter, Mr. Breeman will be eligible to participate in the Company’s CIP and is subject to non-disclosure, non-competition and non-solicitation covenants. Furthermore, under the Breeman Offer Letter, if the Company terminates Mr. Breeman’s employment without cause, as defined in the Company’s Amended and Restated Executive Severance and Change of Control Plan, he would receive six months of continued base salary payments. In January 2014, the Compensation Committee increased Mr. Breeman’s annual base salary to $231,151.
Non-Disclosure Agreements
In addition to the restrictive covenants contained in their offer letters, each of the named executive officers have agreed to comply with our non-disclosure and non-competition agreement, referred to as the Non-Disclosure Agreement, on the following terms, respectively:

Name	Employment Document	Non-Disclosure Agreement	Non- Compete	Non- Solicitation Period Length	Intellectual Property Protection
Richard Sadowsky	Offer Letter	Yes	1 Year	2 Years	1 Year
John Breeman	Offer Letter	Yes	1 Year	2 Years	1 Year
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
On August 12, 2013, the board of directors approved compensation for members of the board of directors effective with the quarter ending September 30, 2013 through the quarter ended March 30, 2014. During this period, board members received annual cash compensation in the amount of $30,000, with additional fees paid for service on standing committees. Fees to the non-employee directors were paid quarterly. In addition to the quarterly payment of $7,500 to each director, the chairperson of the Audit Committee was paid $3,750 quarterly, and the chairpersons of each other standing committee was paid $2,500 quarterly.

Each member of the Audit Committee, Compensation Committee, Governance and Nominating Committee and Strategic Alternatives Committee, other than the chair positions, received $1,250 quarterly. In addition, the board of directors approved grants of restricted stock equal in value to $50,000 to each non-employee director as part of their annual compensation, which restricted stock vests on the one year anniversary of issuance.
On April 21, 2014, the board of directors approved a reduction in compensation for the members of the board of directors. Commencing with the quarter ending June 30, 2014, board members receive annual cash compensation in the amount of $25,000, paid quarterly, for their service on the board and as members of the board’s standing committees. The chairperson of each standing committee is paid an additional $2,500 quarterly. As part of each non-employee director’s 2014 compensation, the board of directors granted each board member restricted stock equal in value to $25,000, based on the closing price for a share of common stock as reported by NASDAQ on the effective date of the grant.
On January 7, 2015, the Board of directors approved a further reduction in compensation for the members of the board of directors. Commencing with the quarter ending March 31, 2015, board members receive annual cash compensation in the amount of $10,000, paid quarterly, for their service on the board and as members of the board’s standing committees. The board of directors also determined that no restricted stock awards would be made to non-employee directors in 2015.
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
Below is a summary table of what our 2014 non-employee board members have received through December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
James L. Nelson	60,000	25,000	14,710	99,710
Jaffrey A. Firestone	38,750	25,000	14,710	78,460
Hunter C. Gary	50,000	25,000	14,710	89,710
Brett M. Icahn (3)	17,500	—	14,710	32,210
Kevin Lewis	27,500	25,000	14,710	67,210
Andrew Roberto	12,500	25,000	—	37,500

(1)
The value of Stock Awards represents the grant date fair value of such award. The fair value of Stock Awards, which are restricted stock, is based on the closing price of our common stock on the grant date.

(2)	Amounts in this column reflect income received as a result of restricted stock released throughout 2014.
(3)	Brett M. Icahn did not stand for re-election to the board of directors at the Company’s 2014 annual meeting of stockholders.
All of our directors are eligible to participate in our 2010 LTIP and their compensatory equity grants will be granted under, and subject to the terms of, the 2010 LTIP.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of April 13, 2015, certain information regarding the ownership of our capital stock, by (1) each person known to us to beneficially own 5.0% or more of common stock; (2) each of our executive officers named in the 2013

Summary Compensation Table included in this proxy statement; and (3) all of our executive officers, directors and nominees for director, as a group. This information is based upon information received from or on behalf of the named individuals or from publicly available information and filings with the SEC by or on behalf of those persons.
Beneficial ownership, which is determined in accordance with the rules and regulations of the SEC, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of our common stock. The percentage of our common stock beneficially owned by a person or entity assumes that the person or entity has exercised all options and warrants and converted all convertible securities, the person or entity holds that are exercisable or convertible within 60 days of April 13, 2015, and that no other person or entity exercised any of their options or warrants or converted any of their convertible securities. Except as otherwise indicated below or in cases where community property laws apply, to our knowledge, the persons and entities named in the table possess sole voting and investment power over all shares of common stock shown as beneficially owned by the person or entity. The percentage of shares beneficially owned is based upon 9,063,358 shares of common stock and 1,170,327 shares of Series J preferred stock outstanding as of April 13, 2015. All share numbers listed below have been adjusted to reflect the one-for-ten reverse stock split implemented on April 23, 2013.
Common Stock

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Entities affiliated with Carl C. Icahn (1)	4,739,620	52.3%
c/o Icahn Associates Corp. 767 Fifth Avenue, 46th Floor New York, NY 10153
Directors and Named Executive Officers:
Hunter C. Gary (2)	30,954	*
James L. Nelson (2)	14,705	*
Jaffrey A. Firestone (2)	31,606	*
Kevin Lewis (2)	23,208	*
Andrew Roberto (2)	14,705	*
Richard Sadowsky	2,812	*
John Breeman	625	*
All directors and executive officers as a group (8 persons)	120,260	1.3%

*	Less than one percent of the outstanding shares of our common stock

(1)
Information in the table and this footnote is based upon information contained in a Schedule 13D/A filed with the SEC on March 31, 2015 by Mr. Carl C. Icahn and includes 4,061,417 shares of common stock, acquired upon exercise of the basic subscription rights and oversubscription rights allocated to Mr. Icahn and his affiliates in the 2015 Rights Offering (as defined herein), at a price of per share of $1.36. As a result of the 2015 Rights Offering, warrants to purchase up to 969,603 shares of common stock ceased to be exercisable by Mr. Icahn pursuant to the exercise limitation provisions of such warrants, which provide, among other things, that no warrant may be exercised by a person who beneficially owns in excess of 48.75% of the outstanding common stock.

(2)	Includes 14,705 shares of restricted stock (see the section captioned “Executive Compensation—Long-Term Equity-Based Compensation” for a description of the vesting of the restricted stock).

Series J Preferred Stock

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Entities affiliated with Carl C. Icahn (1)	1,146,131	97.9%
c/o Icahn Associates Corp. 767 Fifth Avenue, 46th Floor New York, NY 10153
Directors and Named Executive Officers:
Hunter C. Gary	—	—
James L. Nelson	—	—
Jaffrey A. Firestone	—	—
Kevin Lewis	—	—
Andrew Roberto	—	—
Richard Sadowsky	—	—
John Breeman	—	—
All directors and executive officers as a group (8 persons)	—	—

(1)	Information in the table and this footnote is based upon information contained in a Schedule 13D/A filed with the SEC on March 31, 2015 by Mr. Carl C. Icahn.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table discloses the securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	250,139	6.39	445,589
Equity compensation plan not approved by security holders	—	—	—
Total	250,139	6.39	445,589

(1)	Includes 107,330 outstanding stock options and 404 outstanding restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

2015 Rights Offering
On February 27, 2015, we commenced a rights offering of up to an aggregate of 4,300,000 shares of our common stock (the “2015 Rights Offering”). Under the terms of the 2015 Rights Offering, we distributed to stockholders of record at the close of business on February 13, 2015 transferable subscription rights to purchase 0.9027 shares of common stock for every share of common stock owned on the record date. The 2015 Rights Offering included an over-subscription privilege, which permitted each subscriber that exercised its basic subscription right in full the option to purchase additional shares of common stock that remained unsubscribed at the expiration of the 2015 Rights Offering. If a subscriber exercised its basic subscription right or over-subscription privilege to purchase less than 1,300,000 shares in the 2015 Rights Offering, the subscriber paid a price of $0.97 per whole share. If a subscriber exercised its basic subscription right or over-subscription privilege to purchase 1,300,000 shares or more in the 2015 Rights Offering and owned 33% or more of our issued and outstanding common stock following completion of the 2015 Rights Offering, the subscriber paid a price of$1.36 per whole share.
The 2015 Rights Offering was fully subscribed and closed on March 30, 2015. We received approximately $4.6 million in net proceeds from the 2015 Rights Offering and we intend to use these proceeds for general corporate and working capital purposes. Following the completion of the 2015 Rights Offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the owner of approximately 52.3% of our common stock. Entities affiliated with Mr. Icahn also own warrants to purchase an additional 9.7% of our common stock, which warrants are currently unexercisable by Mr. Icahn and such affiliated entities.
Redemption of the Series J Preferred Stock
The acquisition of shares of our common stock by certain entities affiliated with Mr. Carl C. Icahn in our 2015 Rights Offering resulted in a change of control of the Company, which constituted a redemption event (the “Rights Offering Redemption Event”) pursuant to the terms and conditions of Exhibit A to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Designations”), establishing our Series J preferred stock. Upon the occurrence of a redemption event, and subject to certain conditions, each holder of shares of Series J preferred stock (each, a “Holder”) has the right, at such Holder’s option, to require the Company to redeem all or a portion of such Holder’s shares of Series J preferred stock (the “Holder Redemption Option”) in accordance with the terms, procedures, and conditions set forth in the Certificate of Designations.
In connection with the Rights Offering Redemption Event, and pursuant to Section 5(ii) of the Certificate of Designations, on March 30, 2015, the Company gave written notice to holders of its Series J preferred stock of their right to redeem the Series J preferred stock held by such holders. As of the Rights Offering Redemption Event, there were 1,199,643 shares of Series J Preferred Stock issued and outstanding. The entities affiliated with Mr. Carl C. Icahn that held shares of Series J preferred stock prior to April 13, 2015 waived, pursuant to the terms of a waiver letter, the Holder Redemption Option with respect to their shares of Series J preferred stock with respect to the Rights Offering Redemption Event.
On April 13, 2015, the Company redeemed 29,316 shares of the Series J preferred stock for a redemption price paid in cash equal to $34.53 per share of Series J preferred stock, upon the terms and subject to the conditions set forth in the Certificate of Designations, for an aggregate redemption price equal to approximately $1.0 million.
Arrangement with Icahn Sourcing
Arrangement with Insight Portfolio Group LLC (formerly known as Icahn Sourcing, LLC) Icahn Sourcing, LLC, which we refer to as Icahn Sourcing, was formed in order to maximize the potential buying power of a group of entities with which Mr. Carl C. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company was a member of the buying group in 2012, 2013 and 2014. Prior to December 31, 2012 the

Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. Effective January 1, 2013 Icahn Sourcing restructured its ownership and changed its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, a number of other entities with which Mr. Carl C. Icahn has a relationship acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses. The Company pays a fee of $50,000 per year for the services of Insight Portfolio Group.
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
High River is beneficially owned by Carl C. Icahn, who, as of April 13, 2015, beneficially owned approximately 52.3% of the Company’s outstanding shares of common stock and approximately 97.9% of our Series J preferred stock. Hunter C. Gary, a director of the Company, is married to Carl C. Icahn’s wife’s daughter. The term loan, as amended, was unanimously approved by a committee comprised of disinterested directors of the Company’s board of directors.
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
2012 Rights Offering
On July 24, 2012, we launched a rights offering pursuant to which we distributed to holders of record of our common stock at the close of business on July 23, 2012 one transferable subscription right per share of common stock owned. Each subscription right, subject to certain limitations, entitled the holder thereof to subscribe for a unit consisting of 0.02599 shares of Series J preferred stock and 0.21987 warrants to purchase a share of common stock at a subscription price of $0.65 per unit as well as an over-subscription right (the “2012 Rights Offering”). Mr. Carl C. Icahn and his affiliates were given the opportunity to participate in the 2012 Rights Offering on the same terms and conditions as all of our other stockholders. Mr. Carl C. Icahn and his affiliates collectively exercised their basic subscription right and over-subscription right in full. The 2012 Rights Offering was fully subscribed and closed on October 11, 2012. We received approximately $27.8 million in net proceeds from the 2012 Rights Offering. Immediately following the consummation of the 2012 Rights Offering, Mr. Carl C. Icahn beneficially owned approximately 30.4% of the Company’s common stock and controlled approximately 14.5% of the voting power of its common stock, and held 1,146,131 shares of Series J preferred stock, or approximately 95.5% of that class of stock, which class has limited voting rights.

Director Independence
Since March 30, 2015, Mr. Carl C. Icahn has controlled more than 50% of the voting power of our common stock. See "Security Ownership of Certain Beneficial Owners and Management". Consequently, we are considered a "controlled company" under applicable NASDAQ rules. Under these rules, a "controlled company" may elect not to comply with certain Nasdaq corporate governance requirements, including requirements that: (i) a majority of the Board of Directors consist of independent directors; (ii) director nominees be selected or recommended for the Board of Director's selection by a majority of the independent directors or by a nominating committee composed solely of independent directors; and (iii) compensation of executive officers be determined or recommended to the Board of Directors by a majority of independent directors or by a compensation committee that is composed entirely of independent directors.
The board of directors has determined that Messrs. Nelson, Lewis and Firestone are independent directors, as such term is defined in the corporate governance rules of NASDAQ. In considering independence, the board of directors considered, in addition to relationships disclosed under “Certain Relationships and Related Transactions, and Director Independence,” (i) Mr. Gary’s relationships with entities controlled by Mr. Carl C. Icahn described under “Directors and Executive Officers” and that Mr. Gary is married to Mr. Carl C. Icahn’s wife’s daughter and (ii) that Mr. Andrew Roberto works as a financial analyst for IEP, an entity controlled by Mr. Icahn.

Item 14.	Principal Accountant Fees and Services.

During the years ended December 31, 2014 and 2013, we incurred fees and related expenses for professional services rendered by Grant Thornton LLP relating to the audit and review of the financial statements of the respective years totaling approximately $0.3 million and $0.4 million, respectively. “Audit Fees” included fees for professional services and expenses relating to the reviews of our quarterly financial statements and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2014 and 2013. “Audit Fees” for years ended December 31, 2014 and 2013 also include fees relating to the procedures relating to our Forms S-1, S-4 and S-8 filings.
Audit-Related Fees
None.
Tax Fees
None.
All Other Fees
None.
Pre-Approval Policies and Procedures
The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor. All audit-related and tax services for fiscal years 2014 and 2013 by Grant Thornton were pre-approved by the Audit Committee of the Company.
The Audit Committee has determined that the rendering of the services by Grant Thornton, other than the audit services, is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. Financial Statements
The following consolidated financial statements are submitted in Part II, Item 8 of this annual report:

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	40
All other financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

3. Exhibits
The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K filed on March 31, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLTARI CORPORATION

Date:	April 20, 2015	By:	/s/ Richard Sadowsky
Richard Sadowsky
Acting Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Acting Chief Executive Officer.*

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Acting Chief Executive Officer**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.