Form 10-Q
period 2015-03-31
Voltari Corp
filed 2015-05-14
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 29, 2015, there were 9,065,526 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$9,598	$6,448
Accounts receivable, net of allowance for doubtful accounts of $118 and $109, at March 31, 2015 and December 31, 2014, respectively	2,413	3,494
Prepaid expenses and other current assets	441	1,533
Total current assets	12,452	11,475
Property and equipment, net	509	667
Other assets	186	188
Total assets	$13,147	$12,330

Liabilities, redeemable preferred stock and stockholders’ (deficit) equity
Current liabilities
Accounts payable and accrued expenses	$2,596	$3,386
Accrued compensation	367	721
Other current liabilities	1,713	1,451
Total current liabilities	4,676	5,558
Other non-current liabilities	30	29
Total liabilities	4,706	5,587

Commitments and contingencies

Redeemable preferred stock, $0.001 par value; 1,199,643 shares issued and outstanding at March 31, 2015 and December 31, 2014. Redemption value: $41,230 and $39,950 at March 31, 2015 and December 31, 2014, respectively.	37,817	36,380

Stockholders’ deficit
Common stock, $0.001 par value; 625,000,000 shares authorized; 9,063,358 and 4,763,358 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	9	5
Additional paid-in capital	566,765	563,643
Accumulated deficit	(596,198)	(593,316)
Accumulated other comprehensive income	48	31
Total stockholders’ deficit	(29,376)	(29,637)
Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$13,147	$12,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$2,043	$2,319

Operating expenses
Direct third-party expenses	1,256	1,606
Network operations, excluding depreciation	711	1,270
Product development, excluding depreciation	205	519
Sales and marketing, excluding depreciation	829	1,217
General and administrative, excluding depreciation	1,221	1,583
Depreciation and amortization	158	1,267
Restructuring	505	—
Total operating expenses	4,885	7,462
Operating loss	(2,842)	(5,143)
Total other income, net	5	—
Loss from continuing operations before income taxes	(2,837)	(5,143)
Provision for income taxes	—	—
Net loss from continuing operations	(2,837)	(5,143)
Net (loss) income from discontinued operations	(45)	98
Net loss	(2,882)	(5,045)
Accretion of redeemable preferred stock	(169)	(143)
Series J redeemable preferred stock dividends	(1,281)	(1,127)
Net loss attributable to common stockholders	$(4,332)	$(6,315)

Net (loss) income per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.90)	$(1.37)
Discontinued operations	(0.01)	0.02
Total net loss per share attributable to common stockholders	$(0.91)	$(1.35)

Weighted-average common shares outstanding – basic and diluted	4,785,389	4,655,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(2,882)	$(5,045)
Other comprehensive income (loss):
Foreign currency translation adjustment	17	(75)
Other comprehensive income (loss)	17	(75)
Comprehensive loss	$(2,865)	$(5,120)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance as of December 31, 2014	4,763,358	$5	$563,643	$(593,316)	$31	$(29,637)
Net loss	—	—	—	(2,882)	—	(2,882)
Sale of common stock	4,300,000	4	4,551			4,555
Other comprehensive income	—	—	—	—	17	17
Redeemable preferred stock dividends	—	—	(1,281)	—	—	(1,281)
Accretion of redeemable preferred stock	—	—	(169)	—	—	(169)
Stock-based compensation expense	—	—	21	—	—	21
Balance as of March 31, 2015	9,063,358	$9	$566,765	$(596,198)	$48	$(29,376)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,882)	$(5,045)
Loss (income) from discontinued operations	45	(98)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	158	1,267
Stock-based compensation expense	21	99
Other non-cash adjustments	3	40
Changes in operating assets and liabilities:
Accounts receivable	1,073	49
Prepaid expenses and other current assets	422	38
Accounts payable and accrued expenses	(958)	(1,099)
Net cash used in operating activities - continuing operations	(2,118)	(4,749)
Net cash (used in) provided by operating activities - discontinued operations	(45)	121
Net cash used in operating activities	(2,163)	(4,628)

Cash flows from investing activities:
Purchases of property and equipment	—	(4)
Capitalized software development costs	—	(955)
Proceeds from sale of fixed assets	5	—
Net cash provided by (used in) investing activities	5	(959)

Cash flows from financing activities:
Proceeds from sale of common stock	5,755	—
Rights offering costs	(465)	—
Net cash provided by financing activities	5,290	—
Effect of exchange rate changes on cash and cash equivalents	18	(70)
Net increase (decrease) in cash and cash equivalents	3,150	(5,657)
Cash and cash equivalents at beginning of period	6,448	24,745
Cash reclassified to assets held for sale at beginning of period	—	855
Cash reclassified to assets held for sale at end of period	—	(832)
Cash and cash equivalents at end of period	$9,598	$19,111
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K (together with Amendment No. 1 to the 2014 Annual Report on Form 10-K/A, the "10-K"). The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Reclassifications
On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the United Kingdom ("UK"). As a result, these businesses are reported as discontinued operations in the condensed consolidated financial statements for the requisite periods presented in this Quarterly Report on Form 10-Q. See Note 3 - Discontinued Operations for further information.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Summary of Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations. Management believes there have been no material changes to the significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This standard amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance became effective on a prospective basis for annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company adopted this standard beginning January 1, 2015. Adoption did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

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

3. Discontinued Operations

On May 30, 2014 we completed the sale of our U.S. and Canadian messaging business. On September 1, 2014, we completed the sale of our UK carrier business. The operations related to the U.S. and Canadian messaging business as well as our UK carrier business are reported as discontinued operations in the condensed consolidated financial statements for for all periods presented. We discontinued U.S. carrier operations in 2013 and discontinued India, Asia Pacific and European carrier operations in 2012.

Discontinued operations on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2015	2014
	Total	U.S. Messaging & Other	Canadian Messaging	UK Carrier	Total
Revenue	$—	$267	$332	$312	$911
Operating (loss) income	(44)	211	(85)	121	247
Other (expense)	(1)	(97)	(52)		(149)
Pre-tax (loss) income	(45)	114	(137)	121	98
Provision for income taxes	—	—	—	—	—
Net (loss) income from discontinued operations	$(45)	$114	$(137)	$121	$98

4. Goodwill and Long-Lived Assets Impairment

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
Long-Lived Assets
As a result of termination of our Seattle datacenter operations in the first quarter of 2015 and planned changes in the use of assets consistent with efforts to reduce operating costs, we determined our property and equipment, including capitalized software, as well as intangible assets, were impaired in the fourth quarter of 2014. Certain capitalized software and other long-lived assets classified as property and equipment, net, are no longer used in our operations and carrying value of those assets exceeds the expected net sales proceeds. We have consequently recognized impairment charges of $3.9 million in the fourth quarter of 2014, including $3.8 million related to capitalized software costs.

Goodwill
As a result of continuing operating losses, a sustained decline in our stock price, a discounted cash flow analysis and market value analysis, we determined there was not sufficient value to support the carrying value of the reporting unit's goodwill. Consequently, we recorded a $2.4 million goodwill impairment charge in the fourth quarter of 2014.

5. Restructuring

In the first quarter of 2015, we significantly reduced the size of our engineering department and terminated operations at our Seattle Data Center as part of an effort to reduce our operating expenses, particularly the cost of research and development and advertising delivery. As a result of these restructuring plans, we incurred $0.5 million of restructuring charges during the three months ended March 31, 2015, primarily related to vendor contract termination costs, termination benefits associated with the elimination of redundant functions and positions and rental cost related to closed facilities. Other current liabilities includes $0.2 million related to accrued restructuring costs, primarily vendor contract termination costs.

6. Redeemable Preferred Stock

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of 13% Redeemable Series J Preferred Stock (the "Series J preferred stock") and, after giving effect to the one-for-ten reverse stock split that took effect in April 2013, warrants to acquire 1,014,982 common shares. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our condensed consolidated balance sheets at March 31, 2015 and December 31, 2014. The difference between the carrying value of the Series J preferred stock and its

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $11.2 million, in-kind rather than in cash. Accordingly, we have increased the carrying value of our Series J preferred stock for the amount of the paid in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

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

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity on our condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits.

As of March 31, 2015, our Series J preferred stock has an aggregate redemption value of approximately $41.2 million, including paid in-kind dividends of $10.0 million and accrued dividends of $1.3 million which are included within Other current liabilities on our condensed consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

In connection with the closing of our rights offering on March 30, 2015 (See Note 7 - Rights Offering), entities affiliated with Mr. Carl C. Icahn, our largest shareholder, became the owner of approximately 52.3% of our common stock, which resulted in a change of control of the Company. This constituted a redemption event pursuant to the terms and conditions of the Series J preferred stock, and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem all or a portion of such holder’s shares of Series J preferred stock. Entities affiliated with Mr. Carl C. Icahn waived their option to redeem Series J preferred stock in connection with the change in control resulting from the completion of the rights offering that closed on March 30, 2015. On April 13, 2015 we redeemed 29,316 shares of Series J preferred stock for approximately $1.0 million in cash. Following the April 13, 2015 redemption of Series J preferred stock, entities affiliated with Mr. Carl C. Icahn became the owner of approximately 97.9% of our Series J preferred stock and the Series J preferred stock redemption value totaled approximately $40.4 million.

7. Rights Offering

On February 27, 2015, we commenced a rights offering of up to an aggregate of 4,300,000 shares of our common stock. Under the terms of the rights offering, we distributed to stockholders of record at the close of business on February 13, 2015 transferable subscription rights to purchase 0.9027 shares of common stock for every share of common stock owned on such date.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

8. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net loss attributable to common stockholders	$(4,332)	$(6,315)

Weighted-average common shares outstanding - basic and diluted	4,785,389	4,655,593

Net loss per share attributable to common stockholders - basic and diluted	$(0.91)	$(1.35)

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

	March 31,
	2015	2014
Common stock issuable upon exercise of Warrants	1,014,982	1,215,661
Options to purchase common stock	140,311	82,339
Restricted stock	73,525	42,633
Total securities excluded from net loss per share attributable to common stockholders	1,228,818	1,340,633

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	our ability to raise additional capital or generate the cash necessary to continue and expand our operations;

•	our ability to raise additional capital or generate the cash necessary to fund the liquidation preference on, or redeem, our Series J preferred stock if required to do so;

•	our ability to protect and make use of our substantial net operating loss carryforwards;

•	our ability to compete in the highly competitive nature of the digital advertising and marketing industry;

•	the market for our services, including the continued growth in usage of smartphones, tablets and other mobile connected devices;

•	our ability to keep pace with technological and market developments;

•	our ability to complete the realignment of our strategic path;

•	our ability to attract and maintain customers;

•	our ability to collect and use data;

•	the impact of government regulation, legal requirements or industry standards relating to consumer privacy and data protection;

•	our ability to meet the criteria required to remain listed on NASDAQ;

•	our ongoing leadership transition;

•	the ongoing benefits and risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder through certain of his affiliates;

•	our ability to protect the confidentiality of our proprietary information;

•	any systems failures of software errors; and

•	the impact and costs and expenses of any litigation we may be subject to now or in the future.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above, as well as the risks and uncertainties discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and elsewhere in this Quarterly Report on Form 10-Q. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from most of our international carrier business and, on June 30, 2013, concluded our U.S. carrier business. On October 31, 2013, we completed the sale of our Gen5 business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the UK. We are now fully focused on our digital media and marketing business and are planning to expand our product offerings to add online and display solutions to our suite of mobile data marketing services. We are also offering predictive analytics services to, and are in active discussions with, mobile website and application owners, mobile advertising trading desks and mobile ad exchanges. Our carrier, messaging and Gen5 businesses are reported as discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 3 - Discontinued Operations to our condensed consolidated financial statements for more information.

As a result of the recent significant changes in our company, the termination and sale of our legacy businesses, the realignment of our strategic path and enhanced focus on our digital media and marketing business, our exploration of financing alternatives, and other changes in our business, our historical results of operations, including periods prior to the periods presented herein, are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any future period.

Recent Developments
Rights offering—On February 27, 2015, we commenced a rights offering of up to an aggregate of 4,300,000 shares of our common stock. Under the terms of the rights offering, we distributed to stockholders of record at the close of business on February 13, 2015 transferable subscription rights to purchase 0.9027 shares of common stock for every share of common stock owned on the record date. The rights offering included an over-subscription privilege, which permitted each subscriber that exercised its basic subscription right in full the option to purchase additional shares of common stock that remained unsubscribed at the expiration of the offering. If a subscriber exercised its basic subscription right or over-subscription privilege to purchase less than 1,300,000 shares in the rights offering, the subscriber paid a price of $0.97 per whole share. If a subscriber exercised its basic subscription right or over-subscription privilege to purchase 1,300,000 shares or more in the rights offering and owned 33% or more of our issued and outstanding common stock following completion of the rights offering, the subscriber paid a price of $1.36 per whole share.

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

Series J Preferred Stock—The March 30, 2015 acquisition of common stock by entities affiliated with Mr. Carl C. Icahn in the rights offering resulted in a change of control of the Company, which triggered a redemption event pursuant to the terms of the Company's 13% Redeemable Series J Preferred Stock, par value $0.001 per share (the "Series J preferred stock"), and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem all or a portion of such holder’s shares of Series J preferred stock. Entities affiliated with Mr. Carl C. Icahn waived their option to redeem Series J preferred stock in connection with the change in control resulting from the completion of the rights offering on March 30, 2015. On April 13, 2015 we redeemed 29,316 shares of Series J preferred stock for approximatley $1.0 million in cash. Following the April 13, 2015 redemption of Series J preferred stock, entities affiliated with Mr. Carl C. Icahn became the owner of approximately 97.9% of our Series J preferred stock.

Cost Saving Measures—In the first quarter of 2015, we significantly reduced the size of our engineering department and terminated operations at our Seattle Data Center as part of an effort to reduce our operating expenses, particularly the cost of research and development and advertising delivery. As a result we are making increased use of third-party vendors in the placement of mobile advertising and are exploring with those vendors additional service offerings including the placement of advertising on desktop computers, so-called smart TV’s and other non-mobile devices.

Regained Compliance with NASDAQ Continued Listing Requirements—Our common stock is currently listed on the NASDAQ Capital Market. On May 22, 2014, we received a letter from the NASDAQ Stock Market LLC (“NASDAQ”) advising that we did not meet the minimum $2.5 million stockholders’ equity value requirement for continued listing on the NASDAQ Capital Market and we did not satisfy the alternative requirements for continued listing based on market value of listed securities or net income from continuing operations pursuant to applicable NASDAQ Marketplace Rules. The NASDAQ Listing Qualifications Panel granted us an extension of time until May 18, 2015 to regain compliance with the minimum stockholders' equity value requirements. On April 22, 2015 we received written notice from NASDAQ notifying us that we had regained compliance with the applicable NASDAQ Marketplace Rules based on the market value of listed securities greater than $35 million for 10 consecutive trading days.

On March 17, 2015, we received written notice from NASDAQ notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share, as required by NASDAQ Listing Rule 5550(a)(2). NASDAQ stated in its letter that in accordance with the NASDAQ Listing Rules, we would be provided 180 calendar days, or until September 14, 2015, to regain compliance with the minimum bid price requirement. On April 15, 2015, we received written notice from NASDAQ notifying us that for the preceding 10 consecutive business days the closing bid price of the Company's common stock had been $1.00 per share or greater. Accordingly, NASDAQ determined that the Company had regained compliance with NASDAQ Listing Rule 5550(a)(2).

Having regained compliance with these rules, we are now in compliance with all applicable requirements for continued listing on the NASDAQ Capital Market.

Results of Operations
Our continuing operations consist of our mobile media and advertising business. On May 30, 2014, we completed the sale of our messaging business in the U.S. and Canada. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the UK. As a result, these businesses are reported as discontinued operations in the condensed consolidated financial statements for the requisite periods presented in this Quarterly Report on Form 10-Q. See discussion of net (loss) income from discontinued operations below and Note 3 - Discontinued Operations to our condensed consolidated financial statements for more information.

Total revenue

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Total revenue	$2,043	$2,319	$(276)	(11.9)%

Total revenue for the three months ended March 31, 2015 decreased $0.3 million, or 11.9%, compared to the three months ended March 31, 2014 as a result of the loss of customers that represented 13% of revenue in the first quarter of 2014 and increased competition in the digital media market. Customers individually comprising more than 10% of revenue totaled 55% for the three months ended March 31, 2015, as compared to 21% for the three months ended March 31, 2014.

Operating expenses

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$1,256	$1,606	$(350)	(21.8)%
Network operations*	711	1,270	(559)	(44.0)
Product development*	205	519	(314)	(60.5)
Sales and marketing*	829	1,217	(388)	(31.9)
General and administrative*	1,221	1,583	(362)	(22.9)
Depreciation and amortization	158	1,267	(1,109)	(87.5)
Restructuring	505	—	505	—
Total operating expenses	$4,885	$7,462	$(2,577)	(34.5)%
* excluding depreciation

Direct third-party expenses
For the three months ended March 31, 2015, direct third-party expenses decreased $0.4 million, or 21.8%, compared to the three months ended March 31, 2014. In connection with lower revenue for the three months ended March 31, 2015, our costs, in the form of fees paid to publishers for displaying customer advertisements, ad data and serving fees, also decreased.

Network operations, excluding depreciation

We ceased operations in our Seattle datacenter in the first quarter of 2015 as part of an effort to reduce our operating expenses and are making increased use of third-party vendors in the placement of mobile advertising. For the three months ended March 31, 2015, network operations expense, excluding depreciation, decreased $0.6 million from the three months ended March 31, 2014. The decrease was primarily due to:

•	$0.3 million reduction in bandwidth and hosting costs;

•	$0.1 million lower personnel related costs; and

•	$0.2 million lower facilities and other costs.
The cost of exiting the Seattle datacenter and related vendor contracts is reflected as Restructuring costs.

Product development, excluding depreciation
In the first quarter of 2015, we significantly reduced the size of our engineering department as part of an effort to reduce our operating expenses, particularly the cost of research and development and advertising delivery. We curtailed development related to our Voltari-Connect platform and Emporia product. For the three months ended March 31, 2015, product development, excluding depreciation, decreased $0.3 million compared to the three months ended March 31, 2014 primarily due to lower personnel and contractor costs. Costs related to vendor contract early termination and employee termination benefits are reflected in Restructuring costs.

Sales and marketing, excluding depreciation
For the three months ended March 31, 2015, sales and marketing expense, excluding depreciation, decreased $0.4 million, or 31.9%, compared to the three months ended March 31, 2014. This decrease was primarily due to a reduction in personnel and related costs as well as $0.1 million lower marketing and advertising costs.

General and administrative, excluding depreciation
For the three months ended March 31, 2015, general and administrative expense, excluding depreciation, decreased $0.4 million, or 22.9%, compared to the three months ended March 31, 2014. This decrease was primarily due to:

•	$0.2 million decrease in salaries, benefits and contractor costs resulting from reductions in personnel and the use of contractors in 2015; and

•	$0.2 million reduction in business taxes, legal and other costs.

Depreciation and amortization
For the three months ended March 31, 2015, depreciation and amortization expense decreased $1.1 million compared to the three months ended March 31, 2014 as a result of the reduced carrying value of property and equipment, capitalized software and intangible assets following impairment charges recognized in the fourth quarter of 2014.

As a result of termination of our Seattle datacenter operations in the first quarter of 2015 and planned changes in the use of assets consistent with efforts to reduce operating costs, we determined our property and equipment, including capitalized software, as well as intangible assets, were impaired in the fourth quarter of 2014. Certain capitalized software and other long-lived assets classified as property and equipment, net, are no longer used in our operations and carrying value of those assets exceeds the expected net sales proceeds. We have consequently recognized impairment charges of $3.9 million in the fourth quarter of 2014, including $3.8 million related to capitalized software costs.

Restructuring
As part of an effort to reduce our operating expenses, we significantly reduced the size of our engineering department and terminated operations at our Seattle Data Center in the first quarter of 2015. As a result of these restructuring plans, we incurred $0.5 million of restructuring charges during the three months ended March 31, 2015, primarily related to vendor contract early termination costs, termination benefits associated with the elimination of redundant functions and positions and rental cost related to closed facilities.
Net (loss) income from discontinued operations

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Net (loss) income from discontinued operations	$(45)	$98	$(143)	145.9%

Net loss from discontinued operations for the three months ended March 31, 2015 reflects residual charges related to operations discontinued in 2014 and prior years. Net income from discontinued operations for the three months ended March 31, 2014 reflects operating income generated by the UK carrier business, partially offset by operating loss related to the U.S. and Canadian messaging businesses. See Note 3 - Discontinued Operations to our condensed consolidated financial statements for more information.

Net loss

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Net loss	$(2,882)	$(5,045)	$2,163	42.9%
For the three months ended March 31, 2015, net loss was $2.9 million, compared to net loss of $5.0 million for the three months ended March 31, 2014. The $2.2 million improvement in net loss is primarily due to:

•	Lower operating costs of $3.1 million; partially offset by

•	Decreased revenue of $0.3 million;

•	Restructuring costs of $0.5 million; and,

•	Decreased income from discontinued operations of $0.1 million.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal source of liquidity as of March 31, 2015 consisted of cash and cash equivalents of approximately $9.6 million.

Over the near term, we expect that the cost of operations and working capital requirements will continue to be our principal need for liquidity. In the long term, working capital requirements are expected to increase if we succeed in executing our longer-term business plan and growing our digital media and advertising business and new predictive analytics service offerings. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the digital marketing and advertising industries and the success of our strategic realignment. In the first quarter of 2015 we significantly reduced the size of our workforce providing engineering and information technology services. We continue to review our cost structure and may implement further cost saving initiatives. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using our cash and cash equivalents on hand. Our short-term liquidity may be adversely affected if, and to the extent that, our remaining Series J preferred stock becomes redeemable.

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

Cash Flows
As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $9.6 million and $6.4 million, respectively. The increase reflects cash from financing activities of $5.3 million, primarily proceeds from our rights offering, partially offset by cash used in operating activities of $2.2 million.

Net Cash Used in Operating Activities
For the three months ended March 31, 2015, net cash of $2.2 million was used in operating activities. Operating activities from continuing operations used $2.1 million of cash consisting largely of our net loss of $2.9 million. The change in our operating assets and liabilities was mainly driven by a decrease in accounts receivable, prepaid and other current assets as well as a decrease in accounts payable and accrued expenses. The decrease in accounts receivable resulted primarily from the decrease in advertising billings in early 2015 as compared to higher fourth quarter 2014 billings, reflecting the common advertising industry quarterly pattern. Prepaid expenses and other current assets at December 31, 2104 included prepaid costs related to our 2015 rights offering, which have been applied against the rights offering proceeds. Accounts payable and accrued expenses declined in the first quarter of 2015, reflecting the decline in our ongoing operating costs.

Net Cash from Investing Activities
For the three months ended March 31, 2015, net cash from investing activities was not significant.

Net Cash From Financing Activities
Net cash from financing activities for the three months ended March 31, 2015 of $5.3 million consisted of net proceeds from our rights offering which was completed on March 30, 2015.
The March 30, 2015 acquisition of common stock by entities affiliated with Mr. Carl C. Icahn resulted in a change of control of the Company and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem all or a portion of such holder’s shares of Series J preferred stock. On April 13, 2015 we redeemed 29,316 shares of Series J preferred stock for $1.0 million in cash. See Note 7 - Rights Offering to our condensed consolidated financial statements for more information.

Off-Balance Sheet Arrangements
As of December 31, 2014 and March 31, 2015, we do not have any off-balance sheet arrangements.

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

A detailed discussion of our critical accounting policies and estimates is available in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes with respect to those policies or estimates during the period covered by this Quarterly Report on Form 10-Q.

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

PART II

Item 1.    Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 5.    Other Information.

Effective as of May 11, 2015, Aaron Epstein, age 44, was appointed President of the Company.

Mr. Epstein has served as Vice President, New Business Initiatives since March 2014, and has had the responsibility for media operations since January 2015. From July 2013 to March 2014 he served as Director, Product Management with additional oversight responsibility for business units in the UK and Canada. He held the position of Senior Product Manager from August 2009 to July 2013. Before joining the Company, Mr. Epstein was Director, Product Management at Avaya Inc. from 2003 to 2009.  From 1999 through 2003 he held a business consulting role with Oracle Corporation.

In connection with Mr. Epstein’s appointment, Mr. Epstein and the Company entered into an employment offer letter (the “Offer Letter”). Under the terms of the Offer Letter, Mr. Epstein is entitled to an annual base salary of $200,000. Further, pursuant to the terms of the Offer Letter, and subject to the terms of the Company’s Amended and Restated Executive Severance and Change of Control Plan (the “Plan”), if the Company terminates Mr. Epstein’s employment without cause, as defined in the Plan, Mr. Epstein would receive six months of continued base salary payments. Additionally, Mr. Epstein is subject to non-disclosure, non-competition and non-solicitation covenants.

The foregoing description of the Offer Letter does not purport to be complete and it is qualified in its entirety by reference to the Offer Letter, a copy of which is attached to this report as Exhibit 10.1 and is incorporated herein in its entirety by reference.

There are no arrangements or understandings between Mr. Epstein and any other person pursuant to which Mr. Epstein was appointed as an officer of the Company. There are no family relationships between Mr. Epstein and any director or executive officer of the Company. There have been no transactions nor are there any proposed transactions between the Company and Mr. Epstein that would require disclosure pursuant to Item 404(a) of Regulation S-K.

In addition on May 11, 2015, Richard Sadowsky resigned from his position as Acting Chief Executive Officer of the Company and from all other positions held at the Company, effective immediately.

In connection with Mr. Sadowsky’s resignation, the Company entered into a Separation Agreement and Release with Mr. Sadowsky (the “Separation Agreement”), effective May 11, 2015. Pursuant to the terms of the Separation Agreement and subject to the terms and conditions set forth therein, the Company agreed not to seek to enforce the non-competition provisions of Mr. Sadowsky’s offer letter and Mr. Sadowsky agreed to a unilateral general release of the Company from any and all claims arising out of his employment with the Company or the cessation thereof (other than claims arising pursuant to the Separation Agreement). Mr. Sadowsky will remain subject to certain non-disclosure and non-solicitation covenants in accordance with their terms.

With respect to Mr. Sadowsky’s outstanding equity awards, all unvested equity awards were forfeited and cancelled as of his resignation.

The foregoing description of the Separation Agreement does not purport to be complete and it is qualified in its entirety by reference to the Separation Agreement, a copy of which is attached to this report as Exhibit 10.2 and is incorporated herein in its entirety by reference.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

10.1	Offer Letter by and between Voltari Corporation and Aaron Epstein, dated May 11, 2015

10.2	Separation Agreement and Release by and between Voltari Corporation and Richard Sadowsky, dated May 11, 2015

31
Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer, Acting Principal Executive Officer and Principal Financial and Accounting Officer.*

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer, Acting Principal Executive Officer and Principal Financial and Accounting Officer.**

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

VOLTARI CORPORATION

Date:	May 13, 2015	By:	/s/ John Breeman
John Breeman
Chief Financial Officer (Acting Principal Executive Officer and Principal Financial and Accounting Officer)