Form 10-Q
period 2015-06-30
Voltari Corp
filed 2015-08-07
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 31, 2015, there were 9,068,339 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$7,431	$6,448
Accounts receivable, net of allowance for doubtful accounts of $58 and $109 at June 30, 2015 and December 31, 2014 respectively	1,249	3,494
Prepaid expenses and other current assets	311	1,533
Total current assets	8,991	11,475
Property and equipment, net	332	667
Other assets	31	188
Total assets	$9,354	$12,330

Liabilities, redeemable preferred stock and stockholders’ (deficit) equity
Current liabilities
Accounts payable and accrued expenses	$1,779	$3,386
Accrued compensation	147	721
Other current liabilities	1,567	1,451
Total current liabilities	3,493	5,558
Other non-current liabilities	28	29
Total liabilities	3,521	5,587

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; 1,170,327 and 1,199,643 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively. Redemption value: $41,526 and $39,950 at June 30, 2015 and December 31, 2014, respectively.	38,266	36,380

Stockholders’ deficit
Common stock, $0.001 par value; 625,000,000 shares authorized; 9,068,339 and 4,763,358 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	9	5
Additional paid-in capital	565,320	563,643
Accumulated deficit	(597,818)	(593,316)
Accumulated other comprehensive income	56	31
Total stockholders’ deficit	(32,433)	(29,637)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$9,354	$12,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$663	$2,641	$2,707	$4,960

Operating expenses
Direct third-party expenses	375	1,731	1,631	3,336
Network operations, excluding depreciation	118	1,332	829	2,603
Product development, excluding depreciation	—	574	206	1,093
Sales and marketing, excluding depreciation	468	1,143	1,297	2,360
General and administrative, excluding depreciation	1,316	1,909	2,537	3,492
Depreciation and amortization	78	1,101	236	2,368
Restructuring	25	—	530	—
Total operating expenses	2,380	7,790	7,266	15,252
Operating loss	(1,717)	(5,149)	(4,559)	(10,292)
Total other income, net	115	7	120	7
Loss from continuing operations before income taxes	(1,602)	(5,142)	(4,439)	(10,285)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(1,602)	(5,142)	(4,439)	(10,285)
Net (loss) income from discontinued operations	(18)	326	(63)	424
Net loss	(1,620)	(4,816)	(4,502)	(9,861)
Accretion of redeemable preferred stock	(176)	(150)	(345)	(293)
Series J redeemable preferred stock dividends	(1,309)	(1,176)	(2,589)	(2,303)
Net loss attributable to common stockholders	$(3,105)	$(6,142)	$(7,436)	$(12,457)

Net (loss) income per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.34)	$(1.39)	$(1.07)	$(2.77)
Discontinued operations	(0.01)	0.07	(0.01)	0.09
Total net loss per share attributable to common stockholders	$(0.35)	$(1.32)	$(1.08)	$(2.68)

Weighted-average common shares outstanding – basic and diluted	8,992,475	4,655,593	6,900,554	4,655,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net loss	$(1,620)	$(4,816)	$(4,502)	$(9,861)
Other comprehensive income (loss):
Foreign currency translation adjustment	8	23	25	(52)
Other comprehensive income (loss)	8	23	25	(52)
Comprehensive loss	$(1,612)	$(4,793)	$(4,477)	$(9,913)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance as of December 31, 2014	4,763,358	$5	$563,643	$(593,316)	$31	$(29,637)
Net loss	—	—	—	(4,502)	—	(4,502)
Sale of common stock	4,300,000	4	4,551			4,555
Other comprehensive income	—	—	—	—	25	25
Redeemable preferred stock dividends	—	—	(2,589)	—	—	(2,589)
Accretion of redeemable preferred stock	—	—	(345)	—	—	(345)
Common stock options and warrants	4,981	—	22	—	—	22
Stock-based compensation expense	—	—	38	—	—	38
Balance as of June 30, 2015	9,068,339	$9	$565,320	$(597,818)	$56	$(32,433)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,502)	$(9,861)
Loss (income) from discontinued operations	63	(424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236	2,368
Stock-based compensation expense	38	201
Other non-cash adjustments	(159)	98
Changes in operating assets and liabilities:
Accounts receivable	2,283	(329)
Prepaid expenses and other current assets	553	(35)
Other assets	157	—
Accounts payable and accrued expenses	(2,166)	(871)
Net cash used in operating activities - continuing operations	(3,497)	(8,853)
Net cash (used in) provided by operating activities - discontinued operations	(63)	775
Net cash used in operating activities	(3,560)	(8,078)

Cash flows from investing activities:
Purchases of property and equipment	—	(4)
Capitalized software development costs	—	(1,681)
Proceeds from sale of fixed assets	218	—
Net cash provided by (used in) investing activities - continuing operations	218	(1,685)
Net cash provided by investing activities - discontinued operations	—	200
Net cash provided by (used in) investing activities	218	(1,485)

Cash flows from financing activities:
Proceeds from sale of common stock	5,755	—
Rights offering costs	(465)	—
Proceeds from exercise of common stock options and warrants	22	—
Redemption of Series J preferred stock	(1,012)	—
Net cash provided by financing activities	4,300	—
Effect of exchange rate changes on cash and cash equivalents	25	(49)
Net increase (decrease) in cash and cash equivalents	983	(9,612)
Cash and cash equivalents at beginning of period	6,448	24,745
Cash reclassified to assets held for sale at beginning of period	—	856
Cash reclassified to assets held for sale at end of period	—	(547)
Cash and cash equivalents at end of period	$7,431	$15,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Description and Basis of Presentation

Business Description
Voltari Corporation (“Voltari” or the “Company”) has been engaged in the business of providing mobile advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we intend to exit our mobile marketing and advertising business and enter into the business of acquiring, financing and leasing commercial real properties.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K (together with Amendment No. 1 to the 2014 Annual Report on Form 10-K/A, the "10-K"). The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

3. Discontinued Operations

In August, 2015 we began implementing a transformation plan pursuant to which, among other things, we intend to exit our mobile marketing and advertising business and enter into the business of acquiring, financing and leasing commercial real properties. Net loss from continuing operations in the condensed consolidated statements of operations includes the results of our mobile marketing and advertising business for the three and six months ended June 30, 2015. See Exhibit 99.1 included in this Quarterly Report on Form 10-Q, "Unaudited Pro Forma Consolidated Financial Information" for pro forma information related to the exit from our mobile marketing and advertising business and our entry into the business of acquiring, financing and leasing commercial real properties.
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
Discontinued operations on the condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014 is as follows (in thousands):

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,
	2015	2014
	Total	U.S. Messaging & Other	Canadian Messaging	UK Carrier	Total
Revenue	$—	$105	$119	$334	$558
Operating (loss) income	(18)	18	(26)	205	197
Other income (expense)	—	178	(49)	—	129
Pre-tax (loss) income	(18)	196	(75)	205	326
Provision for income taxes	—	—	—	—	—
Net (loss) income from discontinued operations	$(18)	$196	$(75)	$205	$326

Discontinued operations on the condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
	Total	U.S. Messaging & Other	Canadian Messaging	UK Carrier	Total
Revenue	$—	$372	$451	$646	$1,469
Operating (loss) income	(63)	228	(114)	326	440
Other income (expense)	—	82	(98)	—	(16)
Pre-tax (loss) income	(63)	310	(212)	326	424
Provision for income taxes	—	—	—	—	—
Net (loss) income from discontinued operations	$(63)	$310	$(212)	$326	$424

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Restructuring

In the first quarter of 2015, we significantly reduced the size of our engineering department and terminated operations at our Seattle Data Center as part of an effort to reduce our operating expenses, particularly the cost of research and development and advertising delivery. As a result of these restructuring plans, we incurred $0.5 million of restructuring charges during the six months ended June 30, 2015, primarily related to vendor contract termination costs, termination benefits associated with the elimination of redundant functions and positions and rental cost related to closed facilities. Other current liabilities at June 30, 2015 includes $0.1 million related to accrued restructuring costs, primarily vendor contract termination costs.

6. Redeemable Preferred Stock

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of 13% Redeemable Series J Preferred Stock (the "Series J preferred stock") and, after giving effect to the one-for-ten reverse stock split that took effect in April 2013, warrants to acquire 1,014,982 common shares. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $12.3 million, in-kind rather than in cash. Accordingly, we have increased the carrying value of our Series J preferred stock for the amount of the paid in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

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

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity on our condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits.

As of June 30, 2015, our Series J preferred stock has an aggregate redemption value of approximately $41.5 million, including paid in-kind dividends of $11.0 million and accrued dividends of $1.3 million which are included within Other current liabilities on our condensed consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0.2 million and $0.3 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively.

In connection with the closing of our rights offering on March 30, 2015 (See Note 7 - Rights Offering), entities affiliated with Mr. Carl C. Icahn, our largest shareholder, became the owner of approximately 52.3% of our common stock, which resulted in a change of control of the Company. This constituted a redemption event pursuant to the terms and conditions of the Series J preferred

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The rights offering was fully subscribed and closed on March 30, 2015. We received approximately $4.6 million in net proceeds from the rights offering, including approximately 96% from entities affiliated with Mr. Carl C. Icahn. Prepaid expenses and other current assets at December 31, 2014 included costs related to the rights offering of $0.7 million, which have been charged against the proceeds of the offering.

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

8. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(3,105)	$(6,142)	$(7,436)	$(12,457)

Weighted-average common shares outstanding - basic and diluted	8,992,475	4,655,593	6,900,554	4,655,593

Net loss per share attributable to common stockholders - basic and diluted	$(0.35)	$(1.32)	$(1.08)	$(2.68)

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

	June 30,
	2015	2014
Common stock issuable upon exercise of Warrants	1,014,958	1,202,804
Options to purchase common stock	57,811	261,194
Restricted stock	73,525	42,919
Total securities excluded from net loss per share attributable to common stockholders	1,146,294	1,506,917

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

10. Subsequent Events
On August 6, 2015, we committed to a transformation plan pursuant to which, among other things, we intend to exit the mobile marketing and advertising business and enter into the business of acquiring, financing and leasing commercial real estate properties.

In connection with the implementation of our transformation plan, we could incur total costs ranging from $0.6 million to $1.4 million. Included in this estimate are severance and other workforce reduction costs of approximately $0.3 million and costs associated with our exit from the mobile marketing and advertising business, consisting primarily of lease termination and other costs ranging from approximately $0.3 million to $1.1 million in connection with exiting our office space in New York, Chicago and Los Angeles. All costs of our transformation plan are expected to be incurred during 2015 and include non-cash impairment charges of $0.2 million, relating primarily to our leasehold improvements and furniture and fixtures in our New York office.
On August 7, 2015, we, through our wholly owned subsidiary, Voltari Real Estate Holding LLC, entered into a purchase and sale agreement (the “P&S Agreement”) with 160 Brighton Acquisition, LLC to acquire a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. The purchase price is approximately $3.63 million and average annual rental income for the property over the remaining term of the original lease is expected to be approximately $203,000. The P&S Agreement contains customary representations, warranties and covenants by the parties and the closing of the purchase is subject to customary conditions precedent, including a due diligence period. We can make no assurances that the conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all.

On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Carl C. Icahn, our controlling stockholder (“Koala”), entered into a revolving note (the “Note”). Pursuant to the Note, Koala made available to us a revolving loan facility of up

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

to $10 million in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Note, we may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein.

Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A—Risk Factors and Exhibit 99.1, Unaudited Pro Forma Consolidated Financial Information, attached hereto, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended, regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding our transformation plan, our exit from the mobile marketing and advertising business and our entry into the real estate investment business, any statements regarding our ability to generate profits, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, statements regarding any pro forma financial information we present, the sufficiency of our capital resources to meet our cash needs, the exit from or disposition of certain of our businesses, and the anticipated growth and trends in our businesses. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	any financial or other information included herein (including pro forma financial information) based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	our ability to raise additional capital or generate the cash necessary to continue and expand our operations;

•	our ability to raise additional capital or generate the cash necessary to fund the liquidation preference on, or redeem, our Series J preferred stock if required to do so;

•	our ability to protect and make use of our substantial net operating loss carryforwards;

•	our ability to implement our transformation plan;

•	our ability to compete in the highly competitive real estate investment industry;

•	the impact of government regulation, legal requirements or industry standards relating to commercial real estate;

•	our limited experience acquiring and managing commercial real properties;

•	our ability to close our pending real estate acquisition and execute additional acquisitions;

•	risks generally associated with the commercial real estate investment business;

•	our ability to meet the criteria required to remain listed on NASDAQ;

•	the ongoing benefits and risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder and principal lender, through certain of his affiliates; and

•	the impact and costs and expenses of any litigation we may be subject to now or in the future.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-

looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, projections and pro forma financial information, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above, as well as the risks and uncertainties discussed in Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q and in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the fiscal year ended December 31, 2014. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

Recent Developments & Transformation Plan
On August 6, 2015, the board of directors (the “Board”) of Voltari Corporation (“we, “us”, “Voltari” or the “Company”) committed the Company to a transformation plan pursuant to which, among other things, the Company intends to exit its mobile marketing and advertising business and enter into the business of acquiring, financing and leasing commercial real estate properties. The Company intends to lease such properties pursuant to so-called “double net” or “triple net” leases. As the Company executes its transformation plan, it intends to significantly reduce its workforce over the next several weeks, which process has begun.

The Board decided to implement the transformation plan following its review of the Company's efforts to realign its strategic path and management's analysis of the Company's mobile marketing and advertising business. As previously disclosed, we have undergone significant changes over the past two years. Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from most of our international carrier business and, on June 30, 2013, concluded our U.S. carrier business. On October 31, 2013, we completed the sale of our Gen5 business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the UK.

In connection with our efforts to realign our strategic path, we shifted our focus to the mobile marketing and advertising business and continued to reduce our cost structure. We implemented various cost reduction measures, including reductions in our workforce and a restructuring of our facilities and data centers. Further, in January of 2015, we significantly reduced the size of our engineering staff and terminated operations at our Seattle Data Center as part of our ongoing efforts to reduce our operating expenses, particularly the cost of research and development and the delivery of advertising.

Beginning in late May 2015, the Board undertook a review of the Company’s prospects, cost-cutting efforts and strategic alternatives. As part of its review, the Board considered alternative businesses the Company could enter into that would preserve the Company’s assets and maximize shareholder value. Based on its assessment of the Company’s prospects and cost structure including, among other factors, the Company’s performance during the three and six month periods ended June 30, 2015, recent forecasts provided by management, input from an independent consultant, and potential strategic alternatives available to the Company, the Board concluded that our cost-cutting efforts have not kept pace with our declining revenue, that our forecasted cash burn and revenue potential are unsatisfactory and that effecting the transformation plan by exiting the mobile marketing and advertising business and entering into the real estate investment business is in the best interests of the Company’s stockholders. The Board believes that, if successfully implemented, the Company can significantly decrease its operating costs and cash burn and, over time, generate profits from the transformation plan.

In addition to our entry into the real estate investment business as described above, the Company intends to explore additional strategic opportunities from time to time, which may include opportunities with respect to its intellectual property, investments in various industries or acquisitions.

Cost Reductions and Material Charges — In connection with the implementation of our transformation plan, we could incur total costs ranging from $0.6 million to $1.4 million. Included in this estimate are severance and other workforce reduction costs of approximately $0.3 million and costs associated with our exit from the mobile marketing and advertising business, consisting primarily of lease termination and other costs ranging from approximately $0.3 million to $1.1 million in connection with exiting our office space in New York, Chicago and Los Angeles.
All costs of our transformation plan are expected to be incurred during 2015 and include non-cash impairment charges of $0.2 million, relating primarily to our leasehold improvements and furniture and fixtures in our New York office.
Real Property Acquisition—As the first step in the execution of our transformation plan, on August 7, 2015, we caused our wholly-owned subsidiary, Voltari Real Estate Holding LLC, formed for this purpose, to enter into a purchase and sale agreement (the “P&S Agreement”) with 160 Brighton Acquisition, LLC to acquire a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant. The purchase price is approximately $3.63 million and average annual rental income for the property over the remaining term of the original lease is expected to be approximately $203,000. The P&S Agreement contains customary representations, warranties and covenants by the parties and the closing of the purchase is subject to customary conditions precedent, including a due diligence period. We can make no assurances that the conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all.

Revolving Note—On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Carl C. Icahn, the Company’s controlling stockholder (“Koala”), entered into a revolving note (the “Note”). The Company sought and received the Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There are no limitations on the use of proceeds under the Note. The Company currently intends to use this funding to facilitate the acquisition of additional commercial real estate properties as it executes its transformation plan, as well as for operating expenses and working capital purposes.

Our Board formed a special committee of independent directors (the “Special Committee”) to negotiate the structure and terms of the Note. The Special Committee consisted of James L. Nelson and Jay A. Firestone. In connection with its negotiation of the structure and terms of the Note, the Special Committee retained and received advice from its own legal counsel as well as an independent financial advisor. The Special Committee received an opinion from its independent financial advisor that the financial terms of the Note are fair, from a financial point of view, to us. The Special Committee approved the terms and conditions of, and our entry into, the Note.

Pursuant to the Note, Koala made available to the Company a revolving loan facility of up to $10,000,000 in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2017.

If an event of default exists, the Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 450 basis points, per annum, and 4.75%, per annum. Subject to the terms and conditions of the Note, the Company may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Real Estate Holding LLC.

Incentive Award—On August 6, 2015 and in light of the transformation plan, the compensation committee of the Company’s Board (the “Compensation Committee”) approved a discretionary performance incentive award for Mr. John Breeman, the Company’s Chief Financial Officer and acting principal executive officer.  The incentive award is intended to provide performance-based compensation to Mr. Breeman for his contribution to the achievement of the Company’s objectives, including without limitation, the successful implementation of the Company’s transformation plan.  The Compensation Committee set a target for the award of 60% of Mr. Breeman’s base salary for 2015.  Payment of any incentive award will be discretionary, in cash, and will be tied to the successful implementation of our transformation plan, as determined by the Board.  Payment of any award will be made following the finalization of the Company’s audited financial statements for the fiscal year ended December 31, 2015.

Other Recent Developments
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

Having regained compliance with these rules, we are now in compliance with all applicable requirements for continued listing on the NASDAQ Capital Market. We cannot assure that we will remain in compliance with all applicable requirements for continued listing on the NASDAQ Capital Market.

Results of Operations
Our continuing operations for the three and six months ended June 30, 2015 consist of our mobile maketing and advertising business which has terminated in August 2015.
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

Total revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in thousands)
Total revenue	$663	$2,641	$(1,978)	(74.9)%	$2,707	$4,960	$(2,253)	(45.4)%

Total revenue for the three and six months ended June 30, 2015 decreased $2.0 million and $2.3 million, respectively, compared to corresponding periods in 2014 primarily due to the effects of competition, sales department staff turnover and curtailed product development in 2015.

Operating expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in thousands)
Direct third-party expenses	$375	$1,731	$(1,356)	(78.3)%	$1,631	$3,336	$(1,705)	(51.1)%
Network operations*	118	1,332	(1,214)	(91.1)	829	2,603	(1,774)	(68.2)
Product development*	—	574	(574)	(100.0)	206	1,093	(887)	(81.2)
Sales and marketing*	468	1,143	(675)	(59.1)	1,297	2,360	(1,063)	(45.0)
General and administrative*	1,316	1,909	(593)	(31.1)	2,537	3,492	(955)	(27.3)
Depreciation and amortization	78	1,101	(1,023)	(92.9)	236	2,368	(2,132)	(90.0)
Restructuring	25	—	25	—	530	—	530	—
Total operating expenses	$2,380	$7,790	$(5,410)	(69.4)%	$7,266	$15,252	$(7,986)	(52.4)%
* excluding depreciation

Direct third-party expenses
In connection with lower revenue for the three and six months ended June 30, 2015 compared to 2014, our costs, in the form of fees paid to publishers for displaying customer advertisements, ad data and serving fees, also decreased.

Network operations, excluding depreciation

We ceased operations in our Seattle datacenter in the first quarter of 2015 as part of an effort to reduce our operating expenses and subsequently increased use of third-party vendors in the placement of mobile advertising. As a result of ceasing datacenter operations in the first quarter of 2015, network operations expense, excluding depreciation for the three months ended June 30, 2015, decreased $1.2 million from the three months ended June 30, 2014. The decrease was primarily due to:

•	$0.8 million reduction in bandwidth and hosting costs;

•	$0.2 million lower personnel related costs; and

•	$0.2 million lower facilities and other costs.
For the six months ended June 30, 2015 network operations expense, excluding depreciation, decreased $1.8 million from the six months ended June 30, 2014 also due primarily to closing the Seattle datacenter in the first quarter of 2015.
The cost of exiting the Seattle datacenter and related vendor contracts is reflected as Restructuring costs.

Product development, excluding depreciation
In the first quarter of 2015, we significantly reduced the size of our engineering department as part of an effort to reduce our operating expenses, particularly the cost of research and development and advertising delivery. We curtailed development related to our Voltari-Connect platform and Emporia product. We incurred no product development costs for the three months ended June 30, 2015, compared to product development costs of $0.6 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, product development costs, excluding depreciation, decreased $0.9 million primarily due to the decreased second quarter 2015 product development costs as well as lower personnel and contractor costs in the first quarter of 2015 as compared to 2014. Costs related to vendor contract early termination and employee termination benefits are reflected in Restructuring costs.

Sales and marketing, excluding depreciation
For the three months ended June 30, 2015, sales and marketing expense, excluding depreciation, decreased $0.7 million, compared to the three months ended June 30, 2014. This decrease was primarily due to reduced personnel and related costs as well as $0.1 million lower marketing and advertising costs. For the six months ended June 30, 2015 , sales and marketing expense, excluding depreciation, decreased $1.1 million, compared to the six months ended June 30, 2014. This decrease was primarily due to a reduction in personnel and related costs as well as $0.2 million lower marketing and advertising costs.

General and administrative, excluding depreciation
For the three months ended June 30, 2015, general and administrative expense, excluding depreciation, decreased $0.6 million, or 31.1%, compared to the three months ended June 30, 2014. This decrease was primarily due to:

•	$0.3 million decrease in salaries, benefits and contractor costs resulting from reductions in personnel and the use of contractors in 2015;

•	$0.1 million reduction in bad debt expense; and

•	$0.2 million reduction in business taxes, legal and other costs.
For the six months ended June 30, 2015, general and administrative expense, excluding depreciation, decreased $1.0 million compared to the six months ended June 30, 2014. This decrease was primarily due to:

•	$0.6 million decrease in salaries, benefits and contractor costs resulting from reductions in personnel and the use of contractors in 2015;

•	$0.1 million reduction in bad debt expense; and

•	$0.3 million reduction in business taxes, legal and other costs.
Depreciation and amortization
For the three months ended June 30, 2015, depreciation and amortization expense decreased $1.0 million compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, depreciation and amortization expense decreased $2.1 million compared to the six months ended June 30, 2014. The decrease in depreciation and amortization expense for the three and six months ended June 30, 2015 compared to the comparable periods in 2014 is primarily the result of the reduced carrying value of property and equipment, capitalized software and intangible assets following impairment charges recognized in the fourth quarter of 2014, as well as disposition of fixed assets in connection with the termination of our Seattle datacenter operations in the first quarter of 2015. Depreciation and amortization expense for the six months ended June 30, 2015 relates primarily to general office computer equipment, furniture, computer software and leasehold improvements.

Restructuring
As part of an effort to reduce our operating expenses, we significantly reduced the size of our engineering department and terminated operations at our Seattle Data Center in the first quarter of 2015. As a result of this restructuring, we incurred $0.5 million of restructuring charges during the six months ended June 30, 2015, primarily related to vendor contract early termination costs, termination benefits associated with the elimination of redundant functions and positions and rental cost related to closed facilities.
Net (loss) income from discontinued operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in thousands)
Net (loss) income from discontinued operations	$(18)	$326	$(344)	(105.5)%	$(63)	$424	$(487)	(114.9)%

Net loss from discontinued operations for the three and six months ended June 30, 2015 reflects residual charges related to operations discontinued in 2014 and prior years. Net income from discontinued operations for the three and six months ended June 30, 2014 reflects operating income generated by the UK carrier business, partially offset by operating loss related to the U.S. and Canadian messaging businesses. See Note 3 - Discontinued Operations to our condensed consolidated financial statements for more information.

Results of operations for our mobile marketing and advertising business, which has terminated in August 2015, are included in continuing operations for all periods presented. Direct third-party expenses, network operations, sales and marketing expenses relate to the mobile maketing and advertising business and no expenses related to the commercial rental real estate business were incurred during the six months ended June 30, 2015.

Net loss

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in thousands)
Net loss	$(1,620)	$(4,816)	$3,196	66.4%	$(4,502)	$(9,861)	$5,359	54.3%
For the six months ended June 30, 2015, net loss was $4.5 million, compared to net loss of $9.9 million for the six months ended June 30, 2014. The $5.4 million improvement in net loss is primarily due to:

•	Lower operating costs of $8.5 million; partially offset by

•	Decreased revenue of $2.3 million;

•	Restructuring costs of $0.5 million;

•	Increased Other Income, consisting of gain from sale of assets; and,

•	Decreased income from discontinued operations of $0.5 million.
For the three months ended June 30, 2015, net loss was $1.6 million, compared to net loss of $4.8 million for the three months ended June 30, 2014. The $3.2 million improvement in net loss is primarily due to:

•	Lower operating costs of $5.4 million; partially offset by

•	Decreased revenue of $2.0 million;

•	Increased Other Income, consisting of gain from sale of assets; and,

•	Decreased income from discontinued operations of $0.3 million.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal source of liquidity as of June 30, 2015 consisted of cash and cash equivalents of approximately $7.4 million.

On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Carl C. Icahn, our controlling stockholder (“Koala”), entered into a revolving note (the “Note”). Pursuant to the Note, Koala made available to us a revolving loan facility of up to$10 million in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Note, we may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC.
In August, 2015, we began implementing a transformation plan pursuant to which, among other things, we intend to exit our mobile marketing and advertising business and enter into the business of acquiring, financing and leasing commercial real properties. We expect that the acquisition of commercial real properties, the cost of operations and working capital requirements will be our principal need for liquidity in the future. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the commercial real estate industry and the success of our transformation plan. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using borrowing under the Note and our cash and cash equivalents on hand. We currently intend to leverage real properties that we may acquire, but cannot assure that we will be able to do so on commercially reasonable terms, if at all. Our liquidity may be adversely affected if, and to the extent that, our remaining Series J preferred stock becomes redeemable.

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

Cash Flows
As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $7.4 million and $6.4 million, respectively. The increase reflects cash from financing activities of $4.3 million, primarily net proceeds from our rights offering, partially offset by cash used in operating activities of $3.6 million.

Net Cash Used in Operating Activities
For the six months ended June 30, 2015, net cash of $3.6 million was used in operating activities. Operating activities from continuing operations used $3.5 million of cash consisting largely of our net loss of $4.5 million. The change in our operating assets and liabilities was mainly driven by a $2.3 million decrease in accounts receivable, a $0.6 million decrease in prepaid and other current assets, partially offset by a $2.2 million decrease in accounts payable and accrued expenses. The decrease in accounts receivable resulted primarily from the decrease in advertising billings in 2015 as compared to 2014 billings. Prepaid expenses and other current assets at December 31, 2104 included prepaid costs related to our 2015 rights offering, which have been applied against the rights offering proceeds. Accounts payable and accrued expenses declined in 2015, reflecting the decline in our ongoing operating costs.

Net Cash from Investing Activities
For the six months ended June 30, 2015, net cash from investing activities consisted of proceeds from sale of fixed assets which had been used in our Seattle datacenter operations, terminated in the first quarter of 2015.

Net Cash From Financing Activities
Net cash from financing activities for the six months ended June 30, 2015 of $4.3 million consisted primarily of $5.3 million net proceeds from our rights offering which was completed on March 30, 2015, partially offset by the $1.0 million redemption of Series J preferred stock.
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

Off-Balance Sheet Arrangements
As of December 31, 2014 and June 30, 2015, we do not have any off-balance sheet arrangements.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Financial Officer, who is currently also our acting principal executive officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.    Risk Factors.

The following risk factors should be considered carefully in addition to the other information contained in this report and in our other filings with the Securities and Exchange Commission, including the risks and risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended by our Annual Report on Form 10-K/A for the year ended December 31, 2014 (collectively, the "Annual Report"). This report contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this report and in our Annual Report. Additional risks and uncertainties that management is not aware of or that are currently deemed immaterial may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
We are implementing a transformation plan, which may not be successful.
We are implementing a transformation plan pursuant to which, among other things, we intend to exit our mobile marketing and advertising business and enter into the business of acquiring, leasing and financing commercial real properties. In connection with this transformation plan, we have entered into a purchase and sale agreement to acquire our first commercial real property, located in Long Branch, New Jersey. Our ability to generate revenues and become profitable will be dependent in large part on our ability to consummate that acquisition and to acquire, lease and finance additional commercial real properties. There can be no assurance that we will be able to do so or that we will ever achieve profitability. Our failure to successfully execute our transformation plan would adversely affect our financial condition, results of operations and stockholders’ equity. In addition, we could incur costs or become subject to liabilities to a greater degree than anticipated in connection with our exit from the mobile marketing and advertising business and our entry into the business of acquiring, leasing and financing commercial real properties. For example, we may incur unanticipated costs and/or become subject to litigation from customers, vendors or other third parties in connection with our exit from the mobile marketing and advertising business, which could materially adversely affect our financial condition, results of operations and stockholders’ equity.
We have limited operating experience in the commercial real estate business, which makes it difficult to predict the long-term success of our new business model. In addition, because of our new business plan, our historical performance is not a meaningful indicator of future results.
We may fail to complete the acquisition of the Long Branch property on a timely basis or at all.
The completion of our purchase of the Long Branch property is subject to the satisfactory completion of due diligence and other customary closing conditions. We cannot assure you that we will complete the purchase of the Long Branch property in a timely manner, or at all.
If our purchase of the Long Branch property is delayed or not completed, our business, financial condition, results of operations and stockholders equity’ will be adversely affected. In addition, the failure to complete the purchase of the Long Branch property may delay or prevent the completion of our transformation plan.
Even if we do complete the purchase of the Long Branch property, until and unless we acquire additional properties, the rental payments by the lessee of the Long Branch property will represent the sole source of our revenues. The termination of the Long Branch lease or our failure to maintain the lease on favorable terms could have a material adverse effect on our business and financial condition.
We have limited experience acquiring commercial real properties.

Our experience in acquiring, leasing and financing commercial real properties is limited. As a result, we may encounter unforeseen difficulties in our efforts to identify essential assets, assess and underwrite the risk levels associated with such assets, negotiate favorable terms with property owners, negotiate favorable terms with lessees, and comply with applicable laws and regulations.
If we are unable to correctly predict rental rates, cancellation rates, demand, consolidation trends and growth trends, a material adverse impact on our results of operations could result. If we are unable to effectively expand, our growth rate may be adversely impacted.
We intend to pursue acquisitions of additional properties and may be unsuccessful in this pursuit, and any acquisitions that we do consummate may fail to meet our expectations.
We intend to pursue acquisitions of additional properties to grow our business in connection with our transformation plan. Accordingly, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of management and other resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions regardless of whether any transaction is completed.
The industry is highly competitive, and we will face competition from many other entities engaged in real estate investment activities, including individuals, corporations, REITs, investment companies, private equity and hedge fund investors, and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. This competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of properties at favorable prices or if we are unable to finance acquisition opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected.
Investments in, and acquisitions of, properties we might seek to acquire entail risks associated with real estate investments generally, including but not limited to the following risks and as noted elsewhere in this report:

•	we may be unable to acquire a desired property because of competition;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•
even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•	we may incur significant costs and divert management attention in connection with evaluation and negotiation of potential acquisitions, including ones that we are subsequently unable to complete;

•	we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully lease those properties to meet our expectations;

•
we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all; even if we are able to finance the acquisition, our cash flow may be insufficient to meet our required principal and interest payments;

•	we may spend more than budgeted to make necessary improvements or renovations to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly the acquisition of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities.
In the event that we consummate an acquisition in the future, there is no assurance that we would fully realize the potential benefits of such a transaction. Further, acquisitions of properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment's performance will fail to meet expectations.
Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.
On March 26, 2013, Nathan Fong notified us that he would resign from his positions as our Chief Financial Officer and Chief Operating Officer, effective April 12, 2013. On August 14, 2013, John Breeman commenced serving as our Chief Financial Officer. On December 20, 2013, Richard Stalzer resigned as our Chief Executive Officer. Following the receipt of Mr. Stalzer's resignation, Richard Sadowsky, who had, since November 15, 2012 been serving as our Chief Administrative Officer as well as our General Counsel, was appointed as our Acting Chief Executive Officer. In connection with his appointment, Mr. Sadowsky relinquished his titles as our Chief Administrative Officer and General Counsel. On May 11, 2015, Richard Sadowsky resigned from his position as our Acting Chief Executive Officer and from all other positions he held, effective immediately. In addition, effective May 11, 2015, Aaron Epstein was appointed as our President. John Breeman, in addition to his role as our Chief Financial Officer, now serves as our acting principal executive officer and principal financial and accounting officer. Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.
The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. In addition, our current management team lacks experience in the commercial real estate business, and we may need to hire personnel with relevant experience to help us execute our transformation plan. We cannot assure that we will be able to do so, and our failure to do so could materially harm our results of operations.
We will be dependent on our tenants to make payments to us under our leases, and an event that materially and adversely affects our tenants’ business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.
Pursuant to our transformation plan, to the extent we generate revenues, we will generate substantially all of our revenues from payments made by our tenants. Additionally, to the extent we are able to enter into triple net leases, we will depend on our tenants to pay all insurance, taxes, utilities, and maintenance and repair expenses related to the applicable property, subject to limited carveouts, and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their payment obligations under the applicable leases. The failure of a tenant to satisfy its other obligations under the lease, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of our properties. For these reasons, if a tenant were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.
Due to our dependence on rental payments from our tenants as our primary source of revenues, we may be limited in our ability to enforce our rights under, or to terminate, the applicable leases. Failure by a tenant to comply with the terms of a lease could require us to find another lessee for the property. There is no assurance that we would be able to lease a property to another lessee on substantially equivalent or better terms, or at all, successfully reposition the property for other uses or sell the property on terms that are favorable to us.
The historical and pro forma financial information included in this Quarterly Report on Form 10-Q may not be a reliable indicator of future results.
Our historical financial data and our pro forma financial data included in this Quarterly Report on Form 10-Q may not reflect what our business, financial position or results of operations will be in the future. The historical financial statements included in this Quarterly Report on Form 10-Q are not indicative of how we will conduct our business following the consummation of our transformation plan. Significant changes have and will continue to occur in our cost structure, financing and business operations as a result of our transformation plan.
The pro forma financial data included in this Quarterly Report on Form 10-Q includes adjustments based upon SEC Regulation SX and available information to reflect those requirements. However, the assumptions may change or may be incorrect, and actual results may differ, perhaps significantly. Our cost structure may be higher and our future financial costs and performance may be worse than the performance implied by the pro forma financial data presented herein. For additional information about the basis of presentation of our pro forma financial information included in this Quarterly Report on Form 10-Q, see Exhibit 99.1, "Unaudited Pro Forma Consolidated Financial Information."
Our operating results may be affected by economic and regulatory changes that have an adverse impact on the commercial real estate market in general, and we can provide no assurance that we will be profitable or that we will realize growth in the value of our commercial real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other risks may prevent us from realizing growth or maintaining the value of our real estate properties or from becoming profitable.
Our operations may face adverse effects from tenant bankruptcies or insolvencies.
The bankruptcy or insolvency of any of our tenants may adversely affect the income produced by our properties. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we cannot evict the tenant solely because of such bankruptcy. A court, however, may authorize a tenant to reject or terminate its lease with us. We may also incur additional vacancy and other re-tenanting expense.
Mr. Carl C. Icahn indirectly owns a majority of our common stock and Series J preferred stock, our certificate of incorporation waives the corporate opportunity doctrine as it relates to funds affiliated with him and he may have interests that diverge from those of other stockholders, and one of his affiliates is our principal lender.
Following the completion, and as a result of, the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, our largest stockholder, became the beneficial owner, and has voting control over, of approximately 52.3% of our common stock. Entities affiliated with Mr. Icahn also own warrants to purchase an additional 9.7% of our common stock, which warrants are currently unexercisable by Mr. Icahn and such entities. Further, he holds 97.7% of our Series J preferred stock, which has limited voting rights. Mr. Icahn is able to control and exert substantial influence over us, including the election of our directors and controlling most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock. Mr. Carl Icahn owns, controls and has an interest in many companies, some of which may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders.
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
On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Carl C. Icahn, our controlling stockholder (“Koala”), entered into a revolving note (the “Note”). Pursuant to the Note, Koala made available to us a revolving loan facility of up to $10,000,000 in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Note, we may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC.
We may have future capital needs and may not be able to obtain additional financing on acceptable terms.
We may incur indebtedness in the future to refinance our existing indebtedness or to finance newly acquired properties. Demands on our cash resources from debt service will reduce funds available to us to make capital expenditures and acquisitions or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties or sell properties as needed.

Moreover, our ability to obtain additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then- prevailing general economic, real estate and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. A prolonged worsening of credit market conditions would have a material adverse effect on our ability to obtain financing on favorable terms, if at all.
We may be unable to obtain additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under any indebtedness outstanding from time to time. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to enhance our properties or develop new properties, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact the returns we generate on our properties.
When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we may be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants may require tenants to pay routine property maintenance costs. We may use cash flow from operations, borrowings, property sales or future debt or equity offerings in order to improve or maintain our properties or for any other reason. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, all of which could have a material adverse effect on the value of our investments.
Rising expenses could reduce cash flow and funds available for future acquisitions.
Any properties that we may buy will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Any of our properties could be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Leases may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect our cash flows and funds available for future acquisitions.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our operations and cash position.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater and storm water discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated in soils or groundwater. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.
Some of these laws and regulations are amended from time to time and may require compliance with new or more stringent standards in the future. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, contamination from others in the soils or groundwater on adjoining properties, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay could materially adversely affect our results from operations and may reduce the value of an investment in our shares. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims may materially adversely affect our business, assets or results of operations.

Environmental compliance costs and liabilities associated with real estate properties owned by us may materially and adversely affect us.
Our properties may be subject to known and unknown environmental liabilities under various federal, state and local laws and regulations relating to human health and the environment. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons, including owners or operators, and past owners and operators for the costs of investigation or remediation of contaminated properties. These laws and regulations apply to past and present business operations on the properties, and the use, storage, handling and recycling or disposal of hazardous substances or wastes. We may face liability regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination or the party responsible for the contamination of the property.
We may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any of our properties on which there is contamination, or from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release.
As the owner or operator of real property, we may also incur liability based on various building conditions. The presence of significant asbestos, mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation to contain or remove the asbestos, mold or other airborne contaminants or increase ventilation and/or expose us to liability from our tenants, employees of our tenants, or others if property damage or personal injury occurs.
In addition to these costs, which could exceed the property’s value, we could be liable for certain other costs, including governmental fines, and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination. Any such costs or liens could have a material adverse effect on our business or financial condition.
Although we intend to require our tenants to undertake to indemnify us for certain environmental liabilities, including environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the tenant to indemnify us. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
Our costs associated with complying with the Americans with Disabilities Act may affect our operating results.
Our properties are and will be subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. There is no assurance that we will be able to acquire properties or allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. If we cannot, our funds used for Disabilities Act compliance may affect our results from operations. The fluctuation in market conditions makes judging the future performance of these assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that these assets may continue to decline in value.
Properties that we may own and may acquire face competition that may decrease the amount of rent that we may charge our tenants.
Properties that we may own and may acquire face competition for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting our income, financial condition and results of operations.
We may be unable to renew leases or re-lease space as leases expire.
If tenants do not renew their leases upon expiration, we may be unable to re-lease the vacated space. Even if the tenants do re-lease the lease or we are able to re-lease to a new tenant, the terms and conditions of the new lease may not be as favorable as the terms and conditions of the expired lease. One or more of our properties may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the cash flow generated from the property which in the case of vacancies, will be reduced.
Changes in building and/or zoning laws may require us to renovate or reconstruct a property in connection with the continued use of the property or the commencement of a new use of the property or prevent us from fully restoring a property in the event of a substantial casualty loss and/or require us to meet additional or more stringent construction requirements.
Due to changes, among other things, in applicable building and zoning laws, ordinances and codes that may affect certain of our properties that have come into effect after the initial construction of the properties, certain properties may not comply fully with current building and/or zoning laws, including electrical, fire, health and safety codes and regulations, use, lot coverage, parking and setback requirements, but may qualify as permitted non-conforming uses. Such changes may require updating various existing physical conditions of buildings in connection with our recapture, renovation, and/or redevelopment of properties. In addition, such changes may limit our or our tenant’s ability to restore the premises of a property to its previous condition in the event of a substantial casualty loss with respect to the property or the ability to refurbish, expand or renovate such property to remain compliant, or increase the cost of construction in order to comply with changes in building or zoning codes and regulations. If we are unable to restore a property to its prior use after a substantial casualty loss or are required to comply with more stringent building or zoning codes and regulations, we may be unable to re-lease the space at a comparable effective rent or sell the property at an acceptable price, which may materially and adversely affect us.
We may be subject to unanticipated liabilities as a result of our real properties.
We may be involved in disputes and other matters with property owners, tenants, their respective employees and agents, and other unrelated parties, such as tort claims related to hazardous conditions, foreclosure actions and access disputes. We cannot assure you that we will not become subject to material litigation or other liabilities. If these liabilities are not adequately covered by insurance, they could have a material adverse impact on our results from operations.
We intend to enter into leases that will generally make our tenants contractually responsible for payment of taxes, maintenance, insurance and other similar expenditures associated with our tenants' use of a property. If our tenants fail to pay these expenses as required, it could result in a material adverse impact on our results of operations.
Under triple net lease arrangements, tenant lease agreements typically make tenants contractually responsible for payment of taxes, maintenance, insurance and other similar expenditures associated with tenants' infrastructure assets. If our tenants fail to pay these expenses as required, it could result in a diminution in the value of the infrastructure asset associated with our real property interest and have a material adverse impact on our results of operations. Further, if a tenant fails to pay real property taxes, any lien resulting from such unpaid taxes would be senior to our real property interest in the applicable site. Failure to pay such real property taxes could result in our real property interest being impaired or extinguished, or we may be forced to incur costs and pay the real property tax liability to avoid impairment of our assets.
We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.
Leases that we enter into are expected to require that the tenant maintain comprehensive insurance and hazard insurance or self-insure its insurance obligations. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

If the Long Branch property or any other property we acquire experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenue for our tenants or us. Any business interruption insurance may not fully compensate them or us for such loss of revenue. If one of our tenants experiences such a loss, it may be unable to satisfy its payment obligations to us under its lease with us.
Our ability to fully control the maintenance of our net-leased properties may be limited.
The tenants or managers of net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While we expect our leases will generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially-successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.
Real estate investments are relatively illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.
Investments in real properties are relatively illiquid. We may not be able to quickly alter our portfolio or generate capital by selling properties. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we need or desire to sell a property or properties, we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, we may be required to invest monies to correct defects or to make improvements before a property can be sold. We can make no assurance that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
Any material weaknesses in our internal controls over financial reporting or failure to maintain proper and effective internal controls could impair our ability to produce accurate and timely financial statements and investors' views of us could be harmed. The execution of our transformation plan may make it more challenging for us to maintain effective controls.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can manage our business and produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We are required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting. Our compliance with Section 404 has required and will continue to require that we incur additional expense and expend management time on compliance-related issues. We expect to reduce staffing in connection with the execution of our transformation plan. As a result, our maintenance of sufficient controls will be dependent on a smaller group of individuals than in the past. If we fail to maintain proper controls, our business could be adversely affected, our ability to predict our cash needs~~,~~ and the market's confidence in our financial statements could decline, and the market price of our common stock could be adversely affected.

Item 5.    Other Information.

Recent Developments & Transformation Plan
On August 6, 2015, the board of directors (the “Board”) of Voltari Corporation (“we, “us”, “Voltari” or the “Company”) committed the Company to a transformation plan pursuant to which, among other things, the Company intends to exit its mobile marketing and advertising business and enter into the business of acquiring, financing and leasing commercial real estate properties. The Company intends to lease such properties pursuant to so-called “double net” or “triple net” leases. As the Company executes its transformation plan, it intends to significantly reduce its workforce over the next several weeks, which process has begun.

The Board decided to implement the transformation plan following its review of the Company's efforts to realign its strategic path and management's analysis of the Company's mobile marketing and advertising business. As previously disclosed, we have undergone significant changes over the past two years. Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from most of our international carrier business and, on June 30, 2013, concluded our U.S. carrier business. On October 31, 2013, we completed the sale of our Gen5 business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the UK.

In connection with our efforts to realign our strategic path, we shifted our focus to the mobile marketing and advertising business and continued to reduce our cost structure. We implemented various cost reduction measures, including reductions in our workforce and a restructuring of our facilities and data centers. Further, in January of 2015, we significantly reduced the size of our engineering staff and terminated operations at our Seattle Data Center as part of our ongoing efforts to reduce our operating expenses, particularly the cost of research and development and the delivery of advertising.

Beginning in late May 2015, the Board undertook a review of the Company’s prospects, cost-cutting efforts and strategic alternatives. As part of its review, the Board considered alternative businesses the Company could enter into that would preserve the Company’s assets and maximize shareholder value. Based on its assessment of the Company’s prospects and cost structure including, among other factors, the Company’s performance during the three and six month periods ended June 30, 2015, recent forecasts provided by management, input from an independent consultant, and potential strategic alternatives available to the Company, the Board concluded that our cost-cutting efforts have not kept pace with our declining revenue, that our forecasted cash burn and revenue potential are unsatisfactory and that effecting the transformation plan by exiting the mobile marketing and advertising business and entering into the real estate investment business is in the best interests of the Company’s stockholders. The Board believes that, if successfully implemented, the Company can significantly decrease its operating costs and cash burn and, over time, generate profits from the transformation plan.

In addition to our entry into the real estate investment business as described above, the Company intends to explore additional strategic opportunities from time to time, which may include opportunities with respect to its intellectual property, investments in various industries or acquisitions.

Cost Reductions and Material Charges
In connection with the implementation of our transformation plan, we could incur total costs ranging from $0.6 million to $1.4 million. Included in this estimate are severance and other workforce reduction costs of approximately $0.3 million and costs associated with our exit from the mobile marketing and advertising business, consisting primarily of lease termination and other costs ranging from approximately $0.3 million to $1.1 million in connection with exiting our office space in New York, Chicago and Los Angeles.
All costs of our transformation plan are expected to be incurred during 2015 and include non-cash impairment charges of $0.2 million, relating primarily to our leasehold improvements and furniture and fixtures in our New York office.
Real Property Acquisition
As the first step in the execution of our transformation plan, on August 7, 2015, we caused our wholly-owned subsidiary, Voltari Real Estate Holding LLC, formed for this purpose, to enter into a purchase and sale agreement (the “P&S Agreement”) with 160 Brighton Acquisition, LLC to acquire a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant. The purchase price is approximately $3.63 million and average annual rental income for the property over the remaining term of the original lease is expected to be approximately $203,000. The P&S Agreement contains customary representations, warranties and covenants by the parties and the closing of the purchase is subject to customary conditions precedent, including a due diligence period. We can make no assurances that the conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all.

Revolving Note
On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Carl C. Icahn, the Company’s controlling stockholder (“Koala”), entered into a revolving note (the “Note”). The Company sought and received the Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There are no limitations on the use of proceeds under the Note. The Company currently intends to use this funding to facilitate the acquisition of additional commercial real estate properties as it executes its transformation plan, as well as for operating expenses and working capital purposes.

Our Board formed a special committee of independent directors (the “Special Committee”) to negotiate the structure and terms of the Note. The Special Committee consisted of James L. Nelson and Jay A. Firestone. In connection with its negotiation of the structure and terms of the Note, the Special Committee retained and received advice from its own legal counsel as well as an independent financial advisor. The Special Committee received an opinion from its independent financial advisor that the financial terms of the Note are fair, from a financial point of view, to us. The Special Committee approved the terms and conditions of, and our entry into, the Note.

Pursuant to the Note, Koala made available to the Company a revolving loan facility of up to $10,000,000 in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2017.

If an event of default exists, the Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 450 basis points, per annum, and 4.75%, per annum. Subject to the terms and conditions of the Note, the Company may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Real Estate Holding LLC.

Incentive Award
On August 6, 2015 and in light of the transformation plan, the compensation committee of the Company’s Board (the “Compensation Committee”) approved a discretionary performance incentive award for Mr. John Breeman, the Company’s Chief Financial Officer and acting principal executive officer.  The incentive award is intended to provide performance-based compensation to Mr. Breeman for his contribution to the achievement of the Company’s objectives, including without limitation, the successful implementation of the Company’s transformation plan.  The Compensation Committee set a target for the award of 60% of Mr. Breeman’s base salary for 2015.  Payment of any incentive award will be discretionary, in cash, and will be tied to the successful implementation of our transformation plan, as determined by the Board.  Payment of any award will be made following the finalization of the Company’s audited financial statements for the fiscal year ended December 31, 2015.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

10.1	Revolving Note with Koala LP (as lender) dated August 7, 2015

10.2	Agreement for Sale and Purchase with 160 Brighton Acquisition LLC dated August 7, 2015

10.3	Ground Lease with JPMorgan Chase Bank, N.A., together with Bill of Sale and General Assignment to 160 Brighton Acquisition LLC, dated March 2, 2006

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

99.1	Unaudited Pro Forma Consolidated Financial Information

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLTARI CORPORATION

Date:	August 7, 2015	By:	/s/ John Breeman
John Breeman
Chief Financial Officer (Acting Principal Executive Officer and Principal Financial and Accounting Officer)