Form 10-Q
period 2015-09-30
Voltari Corp
filed 2015-11-13
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 11, 2015, there were 8,994,814 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$2,419	$6,256
Accounts receivable, net of allowance for doubtful accounts of $75 and $109 at September 30, 2015 and December 31, 2014 respectively	637	3,494
Prepaid expenses and other current assets	160	1,533
Total current assets	3,216	11,283
Real estate investments, net	3,629	—
Property and equipment, net	292	667
Other assets	110	380
Total assets	$7,247	$12,330

Liabilities, redeemable preferred stock and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$996	$3,386
Accrued compensation	81	721
Other current liabilities	1,538	1,451
Total current liabilities	2,615	5,558
Revolving note	4	—
Other non-current liabilities	29	29
Total liabilities	2,648	5,587

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; 1,170,327 and 1,199,643 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively. Redemption value: $42,887 and $39,950 at September 30, 2015 and December 31, 2014, respectively.	39,753	36,380

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 and 625,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 8,994,814 and 4,763,358 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	9	5
Additional paid-in capital	563,796	563,643
Accumulated deficit	(599,072)	(593,316)
Accumulated other comprehensive income	113	31
Total stockholders’ deficit	(35,154)	(29,637)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$7,247	$12,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$8	$—	$8	$—

Operating expenses
General and administrative, excluding depreciation	1,376	1,365	3,866	4,223
Depreciation and amortization	40	50	127	157
Total operating expenses	1,416	1,415	3,993	4,380
Operating loss	(1,408)	(1,415)	(3,985)	(4,380)
Loss from continuing operations before income taxes	(1,408)	(1,415)	(3,985)	(4,380)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(1,408)	(1,415)	(3,985)	(4,380)
Net income (loss) from discontinued operations	154	(4,077)	(1,771)	(10,973)
Net loss	(1,254)	(5,492)	(5,756)	(15,353)
Accretion of redeemable preferred stock	(183)	(156)	(528)	(449)
Series J redeemable preferred stock dividends	(1,361)	(1,227)	(3,950)	(3,530)
Net loss attributable to common stockholders	$(2,798)	$(6,875)	$(10,234)	$(19,332)

Net loss per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.33)	$(0.60)	$(1.11)	$(1.79)
Discontinued operations	0.02	(0.87)	(0.24)	(2.35)
Total net loss per share attributable to common stockholders	$(0.31)	$(1.47)	$(1.35)	$(4.14)

Weighted-average common shares outstanding – basic and diluted	8,994,814	4,674,079	7,606,313	4,668,826
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss	$(1,254)	$(5,492)	$(5,756)	$(15,353)
Other comprehensive income (loss):
Foreign currency translation adjustment	57	(3)	82	(55)
Other comprehensive income (loss)	57	(3)	82	(55)
Comprehensive loss	$(1,197)	$(5,495)	$(5,674)	$(15,408)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance as of December 31, 2014	4,763,358	$5	$563,643	$(593,316)	$31	$(29,637)
Net loss	—	—	—	(5,756)	—	(5,756)
Sale of common stock	4,300,000	4	4,551			4,555
Other comprehensive income	—	—	—	—	82	82
Redeemable preferred stock dividends	—	—	(3,950)	—	—	(3,950)
Accretion of redeemable preferred stock	—	—	(528)	—	—	(528)
Restricted stock forfeiture	(73,525)	—	—	—	—	—
Common stock options and warrants exercised	4,981	—	22	—	—	22
Stock-based compensation expense	—	—	58	—	—	58
Balance as of September 30, 2015	8,994,814	$9	$563,796	$(599,072)	$113	$(35,154)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,756)	$(15,353)
Loss from discontinued operations	1,771	10,973
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	157
Stock-based compensation expense	87	190
Other non-cash adjustments	4	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	329	(34)
Accounts payable and accrued expenses	273	(994)
Net cash used in operating activities - continuing operations	(3,165)	(5,061)
Net cash used in operating activities - discontinued operations	(1,705)	(6,409)
Net cash used in operating activities	(4,870)	(11,470)

Cash flows from investing activities:
Purchases of real estate	(3,629)	—
Net cash used in investing activities - continuing operations	(3,629)	—
Net cash provided by (used in) investing activities - discontinued operations	280	(1,840)
Net cash used in investing activities	(3,349)	(1,840)

Cash flows from financing activities:
Proceeds from sale of common stock	5,755	—
Rights offering costs	(465)	—
Cash paid for tax withholdings on restricted stock	—	(15)
Proceeds from exercise of common stock options and warrants	22	—
Redemption of Series J preferred stock	(1,012)	—
Net cash provided by (used in) financing activities	4,300	(15)
Effect of exchange rate changes on cash and cash equivalents	82	(55)
Net decrease in cash and cash equivalents	(3,837)	(13,380)
Cash and cash equivalents at beginning of period	6,256	24,514
Cash reclassified to assets held for sale at beginning of period	—	856
Cash and cash equivalents at end of period	$2,419	$11,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Description and Basis of Presentation

Business Description
Voltari Corporation (“Voltari” or the “Company”) is in the business of acquiring, financing and leasing commercial real properties. The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K (together with Amendment No. 1 to the 2014 Annual Report on Form 10-K/A, the "10-K"). The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or for any other period.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include those involved in recognition of revenue, the allowance for doubtful accounts receivable, software development costs, valuation of goodwill, valuation of long-lived and intangible assets, provision for income taxes, stock-based compensation, accounting for our redeemable preferred stock, litigation and other loss contingencies. Actual results could differ from those estimates.

Reclassifications
In August, 2015 we began implementing a transformation plan pursuant to which, among other things, we exited from our mobile marketing and advertising business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the United Kingdom ("UK"). As a result, these businesses are reported as discontinued operations in the condensed consolidated financial statements for the requisite periods presented in this Quarterly Report on Form 10-Q. See Note 4 - Discontinued Operations for further information.

2. Summary of Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations.

Significant Accounting Policies - Real Estate Investments
As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the following significant accounting policies. Management believes there have been no other material changes to our significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Investments in real estate will be recorded at cost. Improvements and replacements will be capitalized when they extend the useful life of the asset. Costs of repairs and maintenance will be expensed as incurred. The fair value of the tangible assets of an acquired property with an in-place operating lease will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

will then be allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases will be determined by considering current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases will be recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed-rate renewal options for below-market leases.

Depreciation will be computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Capitalized above-market lease values will be amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values will be amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, will be amortized to expense over the remaining periods of the respective leases.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this ASU supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which established that the new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is not permitted. The new standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on our consolidated financial statements.

3. Real Estate Investments

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

On September 17, 2015, we, through our wholly owned subsidiary, Voltari Real Estate Holding LLC ("Buyer"), completed the acquisition of a real estate parcel in Long Branch, New Jersey from 160 Brighton Acquisition, LLC (“Seller”) pursuant to the terms of an Agreement for Sale and Purchase, dated August 7, 2015, between Buyer and Seller, for a purchase price of approximately $3.63 million.

The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Average annual rental income for the property over the remaining term of the original lease is approximately $203,000. Real estate investments, at cost, have been provisionally allocated pending final valuation of such assets. Acquisition-related costs totaled less than $0.1 million and have been recognized as expense in the three and nine months ended September 30, 2015.

Purchase price has provisionally been allocated as follows (dollars in thousands).

	Useful life	As of
		September 30, 2015
Real Estate Investments, at cost:
Land		$1,454
Building, fixtures and improvements	10 - 40 yrs.	1,780
Total tangible assets		3,234
Total acquired intangibles - in-place leases	57 mos.	395
Total cost of Real Estate Investments		$3,629

4. Discontinued Operations

In August, 2015 we began implementing a transformation plan pursuant to which, among other things, we exited from our mobile marketing and advertising business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. On September 1, 2014, we completed the sale of our UK carrier business. The operations related to the mobile marketing and advertising business, the U.S. and Canadian messaging business as well as our UK carrier business are reported as discontinued operations in the condensed consolidated financial statements for all periods presented.
Discontinued operations on the condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30, 2015
	Mobile Marketing & Advertising	U.S. Messaging & Other	Canadian Messaging	UK Carrier	Total
Revenue	$328	$—	$—	$—	$328
Operating (loss) income	(396)	(25)	—	—	(421)
Other income (expense)	575	—	—	—	575
Pre-tax (loss) income	179	(25)	—	—	154
Net (loss) income from discontinued operations	$179	$(25)	$—	$—	$154

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2014
	Mobile Marketing & Advertising	U.S. Messaging & Other	Canadian Messaging	UK Carrier	Total
Revenue	$3,356	$—	$—	$151	$3,507
Operating (loss) income	(3,306)	(593)	30	(41)	(3,910)
Other income	3	30	14	163	210
Pre-tax (loss) income	(3,303)	(563)	44	122	(3,700)
Net (loss) income from discontinued operations	$(3,303)	$(940)	$44	$122	$(4,077)

Discontinued operations on the condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Nine Months Ended September 30, 2015
	Mobile Marketing & Advertising	U.S. Messaging & Other	Canadian Messaging	UK Carrier	Total
Revenue	$3,035	$—	$—	$—	$3,035
Operating loss	(2,378)	(87)	—	—	(2,465)
Other income (expense)	695	(1)	—	—	694
Pre-tax loss	(1,683)	(88)	—	—	(1,771)
Net loss from discontinued operations	$(1,683)	$(88)	$—	$—	$(1,771)

	Nine Months Ended September 30, 2014
	Mobile Marketing & Advertising	U.S. Messaging & Other	Canadian Messaging	UK Carrier	Total
Revenue	$8,316	$371	$451	$797	$9,935
Operating (loss) income	(10,632)	(365)	(84)	285	(10,796)
Other income (expense)	9	113	(85)	163	200
Pre-tax (loss) income	(10,623)	(252)	(169)	448	(10,596)
Net (loss) income from discontinued operations	$(10,623)	$(629)	$(169)	$448	$(10,973)

5. Goodwill and Long-Lived Assets Impairment

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill
As a result of continuing operating losses, a sustained decline in our stock price, a discounted cash flow analysis and market value analysis, we determined there was not sufficient value to support the carrying value of the reporting unit's goodwill. Consequently, we recorded a $2.4 million goodwill impairment charge in the fourth quarter of 2014.

6. Restructuring

On August 6, 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited the mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties.
In connection with the implementation of our transformation plan, we could incur total costs ranging from $0.6 million to $1.4 million. Included in this estimate are severance and other workforce reduction costs of approximately $0.3 million and costs associated with our exit from the mobile marketing and advertising business, consisting primarily of lease termination and other costs ranging from approximately $0.3 million to $1.1 million in connection with exiting our office space in New York, Chicago and Los Angeles. Costs of our transformation plan are expected to be incurred primarily during 2015 and include non-cash impairment charges of $0.2 million, relating primarily to our leasehold improvements and furniture and fixtures in our New York office. Restructuring costs related to our exit from the mobile marketing and advertising business of $0.1 million have been incurred during the nine months ended September 30, 2015 and are included in net loss from discontinued operations.
In the first quarter of 2015, we significantly reduced the size of our engineering department and terminated operations at our Seattle Data Center as part of an effort to reduce our operating expenses, particularly the cost of research and development and advertising delivery. As a result of these restructuring plans, we incurred $0.7 million of restructuring charges during the nine months ended September 30, 2015, primarily related to vendor contract termination costs, termination benefits associated with the elimination of redundant functions and positions and rental cost related to closed facilities.
Restructuring costs are included in net loss from discontinued operations.

7. Revolving Note

On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Carl C. Icahn, our controlling stockholder (“Koala”), entered into a revolving note (the “Note”). Pursuant to the Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Note, we may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC. No borrowings were outstanding under the Note at September 30, 2015.

8. Redeemable Preferred Stock

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity on our condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits.

As of September 30, 2015, our Series J preferred stock has an aggregate redemption value of approximately $42.9 million, including paid in-kind dividends of $12.3 million and accrued dividends of $1.4 million which are included within Other current liabilities on our condensed consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2014, respectively.

In connection with the closing of our rights offering on March 30, 2015 (See Note 9 - Rights Offering), entities affiliated with Mr. Carl C. Icahn, our largest shareholder, became the owner of approximately 52.3% of our common stock, which resulted in a change of control of the Company. This constituted a redemption event pursuant to the terms and conditions of the Series J preferred stock, and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem all or a portion of such holder’s shares of Series J preferred stock. Entities affiliated with Mr. Carl C. Icahn waived their option to redeem Series J preferred stock in connection with the change in control resulting from the completion of the rights offering that closed on March 30, 2015. On April 13, 2015 we redeemed 29,316 shares of Series J preferred stock for approximately $1.0 million in cash from holders not affiliated with Mr. Carl C. Icahn. As of September 30, 2015 entities affiliated with Mr. Carl C. Icahn own approximately 97.9% of our Series J preferred stock and approximately 52.7% of our common stock.

9. Rights Offering

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

purchase an additional 9.7% of our common stock, which warrants are currently unexercisable by Mr. Icahn and such affiliated entities.

10. Amended and Restated Certificate of Incorporation
Effective September 16, 2015, the Company filed a certificate of amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation in order to reduce the number of shares of capital stock the Company is authorized to issue from 975 million, consisting of 625 million shares of Common Stock and 350 million shares of Preferred Stock, each with a par value of $0.001 per share, to 30 million, consisting of 25 million shares of Common Stock and 5 million shares of Preferred Stock, each with a par value of $0.001 per share.

11. Net Loss Per Share Attributable to Common Stockholders

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

	September 30,
	2015	2014
Common stock issuable upon exercise of Warrants	1,014,958	1,192,077
Options to purchase common stock	41,150	255,385
Restricted stock	—	73,858
Total securities excluded from net loss per share attributable to common stockholders	1,056,108	1,521,320

On August 20, 2015, each member of the Board of Directors of the Company agreed to forfeit 14,705 shares of restricted common stock of the Company (in aggregate 73,525 shares), constituting all of the shares awarded to each such director in August 2014 in connection with service as a director of the Company.

12. Commitments and Contingencies

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A—Risk Factors, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended, regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding our transformation plan, our exit from the mobile marketing and advertising business and our entry into the real estate investment business, any statements regarding our ability to generate profits, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, statements regarding any pro forma financial information we present, the sufficiency of our capital resources to meet our cash needs, the exit from or disposition of certain of our businesses, and the potential costs associated therewith, and the anticipated growth and trends in our businesses. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	any financial or other information included herein (including pro forma financial information) based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•	our ability to raise additional capital or generate the cash necessary to continue and expand our operations;

•	our ability to raise additional capital or generate the cash necessary to fund the liquidation preference on, or redeem, our Series J preferred stock if required to do so;

•	our ability to protect and make use of our substantial net operating loss carryforwards;

•	our ability to implement our transformation plan;

•	our ability to compete in the highly competitive real estate investment industry;

•	the impact of government regulation, legal requirements or industry standards relating to commercial real estate;

•	our limited experience acquiring and managing commercial real properties;

•	our ability to execute real estate acquisitions;

•	risks generally associated with the commercial real estate investment business;

•	our ability to meet the criteria required to remain listed on NASDAQ;

•	the ongoing benefits and risks related to our relationship with Mr. Carl Icahn, our principal beneficial stockholder and principal lender, through certain of his affiliates; and

•	the impact and costs and expenses of any litigation we may be subject to now or in the future.

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

Recent Developments & Transformation Plan
In August 2015, Voltari Corporation (“we", “us”, “Voltari” or the “Company”) committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. The Company intends to lease such properties pursuant to so-called “double net” or “triple net” leases. The Company has significantly reduced its workforce in connection with its transformation plan.

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

Beginning in late May 2015, the Board undertook a review of the Company’s prospects, cost-cutting efforts and strategic alternatives. As part of its review, the Board considered alternative businesses the Company could enter into that would preserve the Company’s assets and maximize shareholder value. Based on its assessment of the Company’s prospects and cost structure including, among other factors, the Company’s performance during the three and six month periods ended June 30, 2015, recent forecasts provided by management, input from an independent consultant, and potential strategic alternatives available to the Company, the Board concluded that our cost-cutting efforts had not kept pace with our declining revenue, that our forecasted cash burn and revenue potential were unsatisfactory and that effecting the transformation plan by exiting the mobile marketing and advertising business and entering into the real estate investment business was in the best interests of the Company’s stockholders. The Board believes that, if successfully implemented, the Company can significantly decrease its operating costs and cash burn and, over time, generate profits from the transformation plan.

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
Costs of our transformation plan are expected to be incurred primarily during 2015 and include non-cash impairment charges of $0.2 million, relating primarily to our leasehold improvements and furniture and fixtures in our New York office.
Real Property Acquisition—In connection with the execution of our transformation plan, on September 17, 2015, we acquired a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant. The purchase price was approximately $3.63 million and average annual rental income for the property over the remaining term of the original lease is approximately $203,000.

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

If an event of default exists, the Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 450 basis points, per annum, and 4.75%, per annum. Subject to the terms and conditions of the Note, the Company may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Real Estate Holding LLC. No borrowings were outstanding under the Note at September 30, 2015.

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

Series J Preferred Stock—The March 30, 2015 acquisition of common stock by entities affiliated with Mr. Carl C. Icahn in the rights offering resulted in a change of control of the Company, which triggered a redemption event pursuant to the terms of the Company's 13% Redeemable Series J Preferred Stock, par value $0.001 per share (the "Series J preferred stock"), and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem all or a portion of such holder’s shares of Series J preferred stock. Entities affiliated with Mr. Carl C. Icahn waived their option to redeem Series J preferred stock in connection with the change in control resulting from the completion of the rights offering on March 30, 2015. On April 13, 2015 we redeemed 29,316 shares of Series J preferred stock for approximately $1.0 million in cash from holders not affiliated with Mr. Carl C. Icahn. Following the April 13, 2015 redemption of Series J preferred stock, entities affiliated with Mr. Carl C. Icahn became the owner of approximately 97.9% of our Series J preferred stock.

Regained Compliance with NASDAQ Continued Listing Requirements—Our common stock is currently listed on the NASDAQ Capital Market. On May 22, 2014, we received a letter from the NASDAQ Stock Market LLC (“NASDAQ”) advising that we did not meet the minimum $2.5 million stockholders’ equity value requirement for continued listing on the NASDAQ Capital Market and we did not satisfy the alternative requirements for continued listing based on market value of listed securities or net income from continuing operations pursuant to applicable NASDAQ Marketplace Rules. The NASDAQ Listing Qualifications Panel granted us an extension of time until May 18, 2015 to regain compliance with the minimum stockholders' equity value requirements. On April 22, 2015 we received written notice from NASDAQ notifying us that we had regained compliance with the applicable NASDAQ Marketplace Rules based on the market value of listed securities being greater than $35 million for 10 consecutive trading days.

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

Results of Operations
In August, 2015 we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. On May 30, 2014, we completed the sale of our messaging business in the U.S. and Canada. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the UK. As a result, these businesses are reported as discontinued operations in the condensed consolidated financial statements for the requisite periods presented in this Quarterly Report on Form 10-Q. See discussion of net (loss) income from discontinued operations below and Note 4 - Discontinued Operations to our condensed consolidated financial statements for more information.

Our continuing operations for the three and nine months ended September 30, 2015 consist of revenues and expense related to commercial real estate operations which commenced in August 2015, as well as general and administrative costs, depreciation and amortization which are not directly attributable to discontinued operations. Continuing operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff as well as all legal and other professional fees, insurance and other costs not directly attributable to the mobile marketing and advertising business or our other discontinued operations.

Total revenue
Commercial real estate operations commenced in August 2015. Revenue from continuing operations for the three months ended September 30, 2015 , which was not significant, consists of our pro rata share of rental income from property acquired on September 17, 2015.

Operating expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(Dollars in thousands)
General and administrative *	1,376	1,365	11	3,866	4,223	(357)
Depreciation and amortization	40	50	(10)	127	157	(30)
Total operating expenses	$1,416	$1,415	$1	$3,993	$4,380	$(387)
    * excluding depreciation

General and administrative, excluding depreciation
For the three months ended September 30, 2015, general and administrative expense, excluding depreciation, approximated the amount for the three months ended September 30, 2014, due to:

•
$0.2 million decrease in personnel costs, resulting from January 2015 staff reductions, as well as staff reductions in connection with executing our transformation plan in August 2015; partially offset by

•	$0.2 million increase in legal and professional fees, resulting from executing our transformation plan and acquisition of real estate in the third quarter of 2015.
For the nine months ended September 30, 2015, general and administrative expense, excluding depreciation, decreased $0.4 million compared to the nine months ended September 30, 2014. This decrease was primarily due to:

•	$0.3 million decrease in personnel costs, resulting from January 2015 staff reductions, as well as staff reductions in connection with executing our transformation plan in August 2015; and

•	$0.1 million decrease in professional fees, primarily from reduced use of contractors in 2015.
Depreciation and amortization
Depreciation and amortization expense for the three and nine months ended September 30, 2015 and 2014 relates primarily to general office computer equipment, furniture, computer software and leasehold improvements related to the New York City office and not directly related to the mobile advertising and marketing business.
For the three and nine months ended September 30, 2015, depreciation and amortization expense decreased less than $0.1 million from the comparable periods in 2014 as a result of assets reaching the end of their depreciable life. Depreciation and amortization related to real estate acquired on September 17, 2015 was not significant for the three and nine months ended September 30, 2015.

Net income (loss) from discontinued operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(Dollars in thousands)
Net income (loss) from discontinued operations	$154	$(4,077)	$4,231	$(1,771)	$(10,973)	$9,202

Results of operations for our mobile marketing and advertising business, which terminated in August 2015, are included in discontinued operations for all periods presented. Results from discontinued operations for the three and nine months ended September 30, 2015 also reflect residual charges related to operations discontinued in 2014 and prior years. Net loss from discontinued operations for the three and nine months ended September 30, 2014 includes operating income generated by the UK carrier business, offset by operating loss related to the U.S. and Canadian messaging businesses. See Note 4 - Discontinued Operations to our condensed consolidated financial statements for more information.

For the three months ended September 30, 2015, discontinued operations reflected net income of $0.2 million compared to a net loss of $4.1 million for the three months ended September 30, 2014. This change in results from discontinued operations is due primarily to:

•	$2.4 million decrease related to product development and network operations, which were substantially curtailed in the first quarter of 2015, resulting in lower expense;

•	$1.9 million decrease in direct third party expenses resulting from our exit from the mobile marketing and advertising business;

•
$1.1 million decrease in sales and marketing expense, resulting from lower 2015 marketing expenses following discontinued product development, 2015 staff turnover, as well as staff reductions in connection with executing our transformation plan in August 2015;

•	$1.0 million decrease in depreciation and amortization expense following asset impairment and disposal of assets related to curtailment of data center operations in the first quarter of 2015;

•
$1.4 million reduction in general and administrative, other income and expense, primarily related to restructuring in the first quarter of 2015 and executing our transformation plan in August 2015; partially offset by:

•	$3.2 million lower revenue, resulting from our exit from the mobile marketing and advertising business;

•	State excise tax refund of $0.4 million recognized in the quarter ended September 30, 2015.

For the nine months ended September 30, 2015, the net loss from discontinued operations decreased $9.2 million compared to the nine months ended September 30, 2014. This decrease was primarily due to:

•	$5.8 million decrease related to product development and network operations, which were substantially curtailed in the first quarter of 2015, resulting in lower expense;

•	$3.7 million decrease in direct third party expenses resulting from our exit from the mobile marketing and advertising business;

•
$2.2 million decrease in sales and marketing expense, resulting from lower 2015 marketing expenses, 2015 staff turnover, as well as staff reductions in connection with executing our transformation plan in August 2015;

•	$3.1 million decrease in depreciation and amortization expense following asset impairment and disposal of assets related to curtailment of data center operations in the first quarter of 2015;

•
$1.7 million reduction in general and administrative, other income and expense, primarily related to restructuring in the first quarter of 2015 and executing our transformation plan in August 2015; partially offset by:

•	$6.9 million lower revenue, resulting from our exit from the mobile marketing and advertising business;

•	State excise tax refund of $0.4 million recognized in quarter ended September 30, 2015.
Net loss

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(Dollars in thousands)
Net loss	$(1,254)	$(5,492)	$4,238	$(5,756)	$(15,353)	$9,597
For the three months ended September 30, 2015, net loss was $1.3 million, compared to net loss of $5.5 million for the three months ended September 30, 2014. The $4.2 million improvement in net loss is primarily due to transition from a loss to income from discontinued operations in the third quarter of 2015.
For the nine months ended September 30, 2015, net loss was $5.8 million, compared to net loss of $15.4 million for the nine months ended September 30, 2014. The $9.6 million improvement in net loss is primarily due to:

•	$0.3 million decrease in personnel costs, resulting from January 2015 staff reductions, as well as staff reductions in connection with executing our transformation plan in August 2015;

•	$0.1 million decrease in professional fees, primarily from reduced use of contractors in 2015; and,

•	Decreased loss from discontinued operations of $9.2 million.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal source of liquidity as of September 30, 2015 consisted of cash and cash equivalents of approximately $2.4 million.

On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Carl C. Icahn, our controlling stockholder (“Koala”), entered into a revolving note (the “Note”). Pursuant to the Note, Koala made available to us a revolving loan facility of up to$10 million in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Note, we may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC. No borrowings were outstanding under the Note at September 30, 2015.
In August, 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real properties. We expect that the acquisition of commercial real properties, the cost of operations and working capital requirements will be our principal need for liquidity in the future. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the commercial real estate industry and the success of our transformation plan. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using borrowing under the Note and our cash and cash equivalents on hand. We currently intend to leverage real properties that we may acquire, but cannot assure that we will be able to do so on commercially reasonable terms, if at all. Our liquidity may be adversely affected if, and to the extent that, our remaining Series J preferred stock becomes redeemable.

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

Cash flows
As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $2.4 million and $6.3 million, respectively. The decrease reflects cash from financing activities of $4.3 million, primarily net proceeds from our rights offering, offset by cash used in operating and investing activities of $4.9 million and $3.3 million , respectively.

Net cash used in operating activities
For the nine months ended September 30, 2015, net cash of $4.9 million was used in operating activities. Operating activities from continuing operations used $3.2 million of cash consisting largely of our net loss from continuing operations of $4.0 million. The change in our operating assets and liabilities was mainly driven by a $0.3 million decrease in prepaid and other current assets and a $0.3 million increase in accounts payable and accrued expenses. The decrease in prepaid and other current assets results primarily from charging insurance and other prepaid assets to expense. The increase in accounts payable and other accrued expenses resulted primarily from the increase in costs accrued related to our August transformation plan.

Net cash from investing activities
For the nine months ended September 30, 2015, net cash used in investing activities - continuing operations consisted primarily of cash used for real estate investment of $3.6 million. Net cash provided by investing activities - discontinued operations consisted of proceeds from disposition of fixed assets.

Net cash from financing activities
Net cash from financing activities for the nine months ended September 30, 2015 of $4.3 million consisted primarily of $5.3 million net proceeds from our rights offering which was completed on March 30, 2015, partially offset by the $1.0 million redemption of Series J preferred stock. See Note 9 - Rights Offering to our condensed consolidated financial statements for more information.
The March 30, 2015 acquisition of common stock by entities affiliated with Mr. Carl C. Icahn resulted in a change of control of the Company and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem all or a portion of such holder’s shares of Series J preferred stock. On April 13, 2015 we redeemed 29,316 shares of Series J preferred stock for $1.0 million in cash from holders not affiliated with Mr. Carl C. Icahn. See Note 8 - Redeemable Preferred Stock to our condensed consolidated financial statements for more information.

Off-Balance Sheet Arrangements
As of December 31, 2014 and September 30, 2015, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions and in certain cases the difference may be material. Our critical accounting policies and estimates include those involved in recognition of revenue, the allowance for doubtful accounts receivable, software development costs, valuation of goodwill, valuation of long-lived and intangible assets, provision for income taxes, stock-based compensation, accounting for our redeemable preferred stock, litigation and other loss contingencies.

As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the significant accounting policies described in Note 2 - Summary of Significant Accounting Policies. Estimates related to the allocated cost of investments in real estate among land, other tangible and intangible assets affect future depreciation and amortization expense as well as the amount of reported assets.

A detailed discussion of our critical accounting policies and estimates is available in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Note 2 - Summary of Significant Accounting Policies. Except for accounting policies disclosed above, there have been no material changes with respect to those policies or estimates during the period covered by this Quarterly Report on Form 10-Q.

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
The market price of our common stock is highly volatile and may not relate to our operating performance, financial results or prospects. In addition, features of our Series J preferred stock may make it difficult for holders of our common stock to realize value on their investment.
The market price for our common stock is highly volatile. For example, since the beginning of 2015, the closing sales price of our common stock (which trades on the NASDAQ Capital Market under the symbol “VLTC”) has fluctuated from a low of $0.66 per share to a high of $16.18 per share. As of November 11, 2015 the closing sales price of our common stock was $5.98 per share.
Broad market and industry factors may adversely affect the market price of our common stock regardless of our actual operating performance, financial results or prospects. The stock market in general has in the past and may in the future experience extreme price and volume fluctuations that have often been unrelated or disproportionate to individual companies’ operating performance. The price of our common stock could fluctuate widely based on a variety of additional factors, including actual or anticipated changes in our financial condition and operating results; media speculation regarding the intentions of our controlling stockholder; announcements by us of capital commitments or significant changes in our business strategy; transactions in our securities by us or our security holders, including acquisitions or dispositions by our controlling stockholder, directors or officers; and other factors affecting us and our industry, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations.
The current market price of our common stock may not be indicative of future market prices or intrinsic value, and we may not be able to sustain or increase the value of an investment in our common stock or warrants to acquire our common stock. Investors in our securities may experience a decrease, which could be substantial, in the value of their securities, including decreases unrelated to our operating performance, financial results or prospects. Investors in our securities could lose part or all of their investment.
Other factors may adversely affect the market price, and intrinsic value, of our common stock and warrants to acquire our common stock, including features of our Series J preferred stock. Our common stock is ranked junior to our Series J preferred stock with respect to cash dividends and amounts payable in the event of our dissolution, liquidation or winding up. This means that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Series J preferred stock for all accrued dividends, no cash dividends may be declared or paid on our common stock. As of September 30, 2015, holders of our Series J preferred stock were owed $13.7 million in accrued dividends. Also, in the event of our voluntary or involuntary liquidation, dissolution or winding up, no distribution of our assets may be made to holders of our common stock until we have paid to our Series J preferred stockholders the liquidation preference relating to such preferred stock, plus in each case any accrued and unpaid dividends. As of September 30, 2015, the total liquidation preference on the outstanding shares of our Series J preferred stock, including accrued and unpaid dividends as of such date, was $42.9 million. In the event of our voluntary or involuntary liquidation, dissolution or winding up, our asset value would inure to the benefit of holders of our Series J preferred stock, up to the value of the Series J preferred stock liquidation preference plus any accrued and unpaid dividends thereon, before holders of our common stock would realize any return from our asset value.

The value of common stock, and warrants to acquire our common stock, may also be adversely affected if, and to the extent that, our Series J preferred stock becomes redeemable. The holders of our Series J preferred stock may require us to redeem their shares of Series J preferred stock at a redemption price equal to 100% of the liquidation preference per share in effect at such time plus accrued and unpaid dividends through the next dividend payment date after the redemption date, in connection with a redemption event. A redemption event occurs if (i) we undergo a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of all or substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, or (ii) we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits.
Following the completion, and as a result of, our rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn became the owner of approximately 52.3% of the voting power of our common stock, which constituted a change of control that, in turn, constituted a redemption event. As a result, each holder of shares of our Series J preferred stock had the right to require us to redeem its shares of Series J preferred stock. At the time, entities affiliated with Mr. Carl C. Icahn owned approximately 95.5% of the Series J preferred stock, and these entities waived their option to redeem their Series J preferred stock in connection with the change in control resulting from the completion of the rights offering on March 30, 2015. On April 13, 2015 we redeemed 29,316 shares of Series J preferred stock for approximately $1.0 million in cash from holders not affiliated with Mr. Carl C. Icahn. Following this redemption, entities affiliated with Mr. Carl C. Icahn own approximately 97.9% of our Series J preferred stock. The remaining shares of Series J preferred stock continue to accrue quarterly dividends. As of September 30, 2015, our Series J preferred stock has an aggregate redemption value of approximately $42.9 million, including paid in-kind dividends of $12.3 million and accrued dividends of $1.4 million. Dividends declared or accrued on the Series J preferred stock reduce the amount of net earnings, if any, that may be available to common stockholders.
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
We are implementing a transformation plan pursuant to which, among other things, we have exited our mobile marketing and advertising business and have entered into the business of acquiring, leasing and financing commercial real properties. In connection with this transformation plan, on September 17, 2015 we acquired our first commercial real property, located in Long Branch, New Jersey. Our ability to generate revenues and become profitable will be dependent in large part on our ability to acquire, lease and finance additional commercial real properties. There can be no assurance that we will be able to do so or that we will ever achieve profitability. Our failure to successfully execute our transformation plan would adversely affect our financial condition, results of operations and stockholders’ equity. In addition, we could incur costs or become subject to liabilities to a greater degree than anticipated in connection with our exit from the mobile marketing and advertising business and our entry into the business of acquiring, leasing and financing commercial real properties. For example, we may incur unanticipated costs and/or become subject to litigation from customers, vendors or other third parties in connection with our exit from the mobile marketing and advertising business, which could materially adversely affect our financial condition, results of operations and stockholders’ equity.
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
As of the date of this report, we have completed one real estate acquisition in connection with the execution of our transformation plan. Until and unless we acquire additional properties, the rental payments by the lessee of the Long Branch property will represent the sole source of our revenues. The termination of the Long Branch lease or our failure to maintain the lease on favorable terms could have a material adverse effect on our business and financial condition.
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
On March 26, 2013, Nathan Fong notified us that he would resign from his positions as our Chief Financial Officer and Chief Operating Officer, effective April 12, 2013. On August 14, 2013, John Breeman commenced serving as our Chief Financial Officer. On December 20, 2013, Richard Stalzer resigned as our Chief Executive Officer. Following the receipt of Mr. Stalzer's resignation, Richard Sadowsky, who had, since November 15, 2012 been serving as our Chief Administrative Officer as well as our General Counsel, was appointed as our Acting Chief Executive Officer. In connection with his appointment, Mr. Sadowsky relinquished his titles as our Chief Administrative Officer and General Counsel. On May 11, 2015, Richard Sadowsky resigned from his position as our Acting Chief Executive Officer and from all other positions he held, effective immediately. In addition, effective May 11, 2015, Aaron Epstein was appointed as our President. John Breeman, in addition to his role as our Chief Financial Officer, now serves as our acting principal executive officer and principal financial officer. On September 24, 2015, each of Messrs. Andrew Roberto, James Nelson and Hunter Gary notified us of his resignation from our Board of Directors and each committee of the Board on which he served, effective September 25, 2015. On September 24, 2015, Peter Shea was appointed to the Board, effective September 25, 2015. Mr. Shea was also appointed to serve as Chairperson of the Board, Chairperson of the Compensation and Governance and Nominating Committees and as a member of our Audit Committee. On September 28, 2015, the Board appointed Kenneth Goldmann as Chief

Administrative and Accounting Officer of the Company, effective as of October 5, 2015. Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.
The uncertainty inherent in our ongoing leadership transition can be difficult to manage, may cause concerns from third parties with whom we do business, and may increase the likelihood of turnover of other key officers and employees. In addition, our current management team lacks significant experience in the commercial real estate business, and we may need to hire personnel with relevant experience to help us execute our transformation plan. We cannot assure that we will be able to do so, and our failure to do so could materially harm our results of operations.
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
The historical information included in this Quarterly Report on Form 10-Q may not be a reliable indicator of future results.
Our historical financial data included in this Quarterly Report on Form 10-Q may not reflect what our business, financial position or results of operations will be in the future, even after taking into account that our historical mobile marketing and advertising business is reported herein as discontinued operations. The historical financial statements included in this Quarterly Report on Form 10-Q are not necessarily indicative of how we will conduct our business as we continue our efforts to implement our transformation plan. Significant changes have and will continue to occur in our cost structure, financing and business operations as a result of our transformation plan.
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
Following the completion, and as a result of, the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, our largest stockholder, became the beneficial owner of, and had voting control over, approximately 52.3% of our common stock. This amount increased to 52.7% following the forfeiture by our Board of Directors on August 20, 2015, of 73,525 shares of restricted common stock, in the aggregate. Entities affiliated with Mr. Icahn also own warrants to purchase an additional 9.7% of our common stock, which warrants are currently unexercisable by Mr. Icahn and such entities. Further, he holds 97.9% of our Series J preferred stock, which has limited voting rights. Mr. Icahn is able to control and exert substantial influence over us, including the election of our directors and controlling most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock. Mr. Carl Icahn owns, controls and has an interest in many companies, some of which may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders.
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
On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Mr. Carl C. Icahn, (“Koala”), entered into a revolving note (the “Note”). Pursuant to the Note, Koala made available to us a revolving loan facility of up to $10,000,000 in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Note, we may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC.
We may have future capital needs and may not be able to obtain additional financing on acceptable terms.
We may incur indebtedness in the future to refinance our existing indebtedness or to finance newly acquired properties or for other purposes. Demands on our cash resources from debt service will reduce funds available to us to make capital expenditures and acquisitions or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties or sell properties as needed.
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
We intend to enter into leases that will generally make our tenants contractually responsible for payment of taxes, maintenance, insurance and other similar expenditures associated with our tenants' use of a property. If our tenants fail to pay these expenses as required, or if we are otherwise required to pay such expenses, it could result in a material adverse impact on our results of operations.
Under triple net lease arrangements, tenant lease agreements typically make tenants contractually responsible for payment of taxes, maintenance, insurance and other similar expenditures associated with tenants' infrastructure assets. If our tenants fail to pay these expenses as required, it could result in a diminution in the value of the infrastructure asset associated with our real property interest and have a material adverse impact on our results of operations. Further, if a tenant fails to pay real property taxes, any lien resulting from such unpaid taxes would be senior to our real property interest in the applicable site. Failure to pay such real property taxes could result in our real property interest being impaired or extinguished, or we may be forced to incur costs and pay the real property tax liability to avoid impairment of our assets. We may enter into leases or acquire properties already subject to lease that are not triple net lease arrangements, including double net lease arrangements, in which case we may be primarily responsible for certain expenses, such as insurance, taxes, maintenance or other expenditures. Such obligations could have a material adverse impact on our results from operations, as could any material increase in such amounts over what we anticipate paying.
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
The tenants or managers of net-leased properties are generally responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While we expect our leases will generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially-successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.
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

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Amendment of Certificate of Incorporation of Voltari Corporation. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 16, 2015).

10.1	Offer Letter by and between Voltari Corporation and Kenneth Goldmann, dated September 28, 2015. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 30, 2015).

10.2
Non-Disclosure and Intellectual Property Protection Agreement by and between Voltari Corporation and Kenneth Goldmann, dated September 28, 2015. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 30, 2015).

31
Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer, Acting Principal Executive Officer and Principal Financial Officer.*

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer, Acting Principal Executive Officer and Principal Financial Officer.**

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

VOLTARI CORPORATION

Date:	November 13, 2015	By:	/s/ John Breeman
John Breeman
Chief Financial Officer (Acting Principal Executive Officer and Principal Financial Officer)

Date:	November 13, 2015	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Chief Administrative and Accounting Officer