Form 10-K
period 2015-12-31
Voltari Corp
filed 2016-03-16
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015 OR

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
13% Redeemable Series J Preferred Stock, par value $0.001 per share
Warrants, ten to purchase one share of Common Stock at $6.50 per Common Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer (do not check if a smaller reporting company)	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on NASDAQ on June 30, 2015) was approximately $24.2 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2015 have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 11, 2016:

Title of Class	Number of Shares
Common Stock, $0.001 par value	8,994,814

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed within 120 days of the close of the fiscal year ended December 31, 2015 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report Form 10-K.

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

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

•	any financial or other information included herein (including any pro forma financial information) based upon or otherwise incorporating judgments or estimates based upon future performance or events;

•
our ability to raise additional capital or generate the cash necessary to continue and expand our operations or to fund the liquidation preference on, or redeem, our Series J preferred stock if required to do so;

•	our ability to protect and make use of our substantial net operating loss carryforwards;

•	our ability to implement our transformation plan;

•	our ability to compete in the highly competitive real estate investment industry;

•	the impact of government regulation, legal requirements or industry standards relating to commercial real estate;

•	our limited experience acquiring and managing commercial real properties;

•	our ability to execute real estate acquisitions;

•	risks generally associated with the commercial real estate investment business;

•	our ability to meet the criteria required to remain listed on NASDAQ;

•	the ongoing benefits and risks related to our relationship with Mr. Carl C. Icahn, our principal beneficial stockholder and principal lender, through certain of his affiliates; and

•	the impact and costs and expenses of any litigation we may be subject to now or in the future.

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
Overview
Business Overview

Voltari Corporation ("Voltari" or the "Company"), a Delaware corporation, is in the business of acquiring, financing and leasing commercial real properties. As of the date of this Annual Report on Form 10-K, we own one commercial real property in Long Branch, New Jersey, which we lease to JPMorgan Chase Bank, N.A. (“Chase”) pursuant to a triple net lease (the “Long Branch Lease”). All of our revenue is derived from the rental income we receive under the Long Branch Lease. We intend to acquire additional properties primarily in the Northeast United States. Future acquisitions are intended to be initially financed through borrowings available under our $10 million Revolving Note (as defined herein) with Koala (as defined herein). The Company intends to lease such properties pursuant to “double net” or “triple net” leases. The Company intends to explore additional strategic opportunities from time to time, which may include opportunities with respect to its intellectual property, investments in various industries or acquisitions.

The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business.

Voltari was incorporated, under the name “Mobile Systems Corp.,” on December 14, 2012, as a wholly-owned subsidiary of Motricity, Inc. (“Motricity”), and changed its name to “Voltari Corporation” on January 16, 2013. On April 9, 2013, pursuant to the consummation of the Reorganization (as defined below) Motricity became a wholly-owned subsidiary of Voltari. Motricity was incorporated on March 17, 2004 under the name “Power By Hand, Inc.,” and on October 29, 2004 changed its name to Motricity, Inc. On June 23, 2010, Motricity completed its offering of 6,000,000 shares of common stock in an initial public offering (our “IPO”).

Reorganization Transaction—On April 9, 2013, Motricity and Voltari consummated a transaction intended to protect the long-term value of Motricity’s net operating loss carryforwards ("NOLs"), referred to herein as the “Reorganization,” pursuant to an agreement and plan of reorganization by and among Motricity, Voltari and Voltari Merger Sub, Inc. The agreement and plan of reorganization and the transactions contemplated thereby were approved and adopted by Motricity’s stockholders on April 9, 2013. Upon completion of the Reorganization, Motricity became our wholly-owned subsidiary, and we replaced Motricity as the publicly held corporation. Further, our common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), pursuant to rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), we are the successor issuer to Motricity. As of April 10, 2013, shares of our common stock commenced trading on NASDAQ under the symbol “VLTC.”

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

The rights offering was fully subscribed and closed on March 30, 2015. We received approximately $4.6 million in net proceeds from the rights offering. Following the completion of the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the owner of approximately 52.3% of our common stock. Entities affiliated with Mr. Carl C. Icahn also own warrants to purchase an additional 9.7% of our common stock, which warrants are currently unexercisable by Mr. Carl C. Icahn and such affiliated entities.

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

As of December 31, 2015 entities affiliated with Mr. Carl C. Icahn owned approximately 97.9% of our Series J preferred stock and approximately 52.7% of our common stock.
Certificate of Amendment to Certificate of Incorporation—On September 16, 2015, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to reduce the number of shares of capital stock authorized to be issued by the Company from 975 million (consisting of 625 million shares of common stock and 350 million shares of preferred stock), to 30 million, consisting of 25 million shares of common stock and 5 million shares of preferred stock.

Transformation Plan—Prior to July 1, 2013, most of our revenue was derived from providing hosting services to wireless carriers. Starting in 2012, we began our exit from most of our international carrier business and, on June 30, 2013, concluded our U.S. carrier business. On October 31, 2013, we completed the sale of our Gen5 business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the UK.

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

Beginning in late May 2015, the Board undertook a review of the Company’s prospects, cost-cutting efforts and strategic alternatives. As part of its review, the Board considered alternative businesses the Company could enter into that would preserve the Company’s assets and maximize shareholder value. Based on its assessment of the Company’s prospects and cost structure including, among other factors, the Company’s performance during the three and six month periods ended June 30, 2015, recent forecasts provided by management, input from an independent consultant, and potential strategic alternatives available to the Company, the Board concluded that our cost-cutting efforts had not kept pace with our declining revenue, that our forecasted cash burn and revenue potential were unsatisfactory and that effecting the transformation plan by exiting the mobile marketing and advertising business and entering into the real estate investment business was in the best interests of the Company’s stockholders. Accordingly, in August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. The Company intends to lease such properties pursuant to so-called “double net” or “triple net” leases. The Company has significantly reduced its workforce in connection with its transformation plan. The Board believes that, if successfully implemented, the Company can significantly decrease its operating costs and cash burn and, over time, generate profits from the transformation plan.

Real Estate Investment

The Company is in the business of acquiring, financing and leasing commercial real properties. The Company intends to lease such properties pursuant to so-called “double net” or “triple net” leases. We intend to acquire properties primarily in the Northeast United States. Future acquisitions are intended to be initially financed through borrowings available under our $10 million Revolving Note with Koala. See Note 9 - Revolving Note to our consolidated financial statements for more information.

As of the date of this Annual Report on Form 10-K, we have completed one real estate acquisition. Until and unless we acquire additional properties, the rental payments from Chase as the lessee of the Long Branch property will represent the sole source of our revenues. The termination of the Long Branch Lease or our failure to maintain the lease on favorable terms could have a material adverse effect on our business and financial condition. See Part I, Item 1A - Risk Factors.

Properties

As of the date of this Annual Report on Form 10-K, we own one commercial real property in Long Branch, New Jersey, which we lease to Chase pursuant to a triple net lease. All of our revenue is derived from the rental income we receive under the Long Branch Lease. The property is located at 160 Brighton Avenue, City of Long Branch, New Jersey and has a retail bank branch building situated thereon. The original term of the Long Branch Lease expires in June 2020 (with two, five-year renewal options). Pursuant to the Long Branch Lease, Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. The average annual rental income for the property over the remaining term of the original lease is expected to be approximately $203,000.

Competition

The commercial real estate industry is highly competitive, and we will face competition from many other entities engaged in real estate investment activities, including individuals, corporations, REITs, investment companies, private equity and hedge fund investors, and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. See Part I, Item 1A - Risk Factors.
Financing Arrangements

On August 7, 2015, we (as borrower) and Koala Holdings LP (as lender), an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder ("Koala"), entered into a $10 million Revolving Note (the "Revolving Note"). The Company sought and received the Revolving Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There are no limitations on the use of proceeds under the Revolving Note. The Company currently intends to use this funding to facilitate the acquisition of additional commercial real estate properties as it executes its transformation plan, as well as for operating expenses and working capital purposes.

Pursuant to the Revolving Note, Koala made available to the Company a revolving loan facility of up to $10,000,000 in aggregate principal amount. Borrowings available under the Revolving Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Revolving Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2017.

If an event of default exists, the Revolving Note will bear interest at a default rate equal to the greater of the LIBOR rate plus 450 basis points, per annum, and 4.75%, per annum. Subject to the terms and conditions of the Revolving Note, the Company may repay all or any portion of the amounts outstanding under the Revolving Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Revolving Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Real Estate Holding LLC.

Our Board formed a special committee of independent directors (the “Special Committee”) to negotiate the structure and terms of the Revolving Note. The Special Committee consisted of James L. Nelson and Jay A. Firestone. In connection with its negotiation of the structure and terms of the Revolving Note, the Special Committee retained and received advice from its own legal counsel as well as an independent financial advisor. The Special Committee received an opinion from its independent financial advisor that the financial terms of the Revolving Note are fair, from a financial point of view, to us. The Special Committee approved the terms and conditions of, and our entry into, the Revolving Note.

Research and Development
Research and development expenses the for the years ended December 31, 2015 and 2014 were $0.2 million and $2.6 million, respectively and all of which were related to our discontinued mobile marketing and advertising business. We do not anticipate material research and development activities as part of our ongoing business of acquiring, financing and leasing commercial real properties.

Governmental Regulation

Our investments may be subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. See Part I, Item 1A - Risk Factors.

Environmental

As an owner of commercial real estate, we will be subject to various environmental laws of federal, state and local governments. We cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties that may be acquired directly or indirectly in the future. We intend to hire third parties to conduct Phase I and when advisable, additional, environmental reviews of the real properties that we propose to purchase. See Part I, Item 1A - Risk Factors.

Intellectual property

We are the owner of trademarks registered with the United States Patent and Trademark office and internationally, including Voltari and V-Connect.

Employees
As of December 31, 2015, we had a total of 6 employees, including 4 full-time employees. None of our employees is represented by a labor union or is covered by a collective bargaining agreement.

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
The market price for our common stock is highly volatile. For example, for the year ended December 31, 2015, the closing sales price of our common stock (which trades on the NASDAQ Capital Market under the symbol “VLTC”) has fluctuated from a low of $0.66 per share to a high of $16.18 per share. As of March 11, 2016 the closing sales price of our common stock was $4.47 per share.

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
Other factors may adversely affect the market price, and intrinsic value, of our common stock and warrants to acquire our common stock, including features of our Series J preferred stock. Our common stock is ranked junior to our Series J preferred stock with respect to cash dividends and amounts payable in the event of our dissolution, liquidation or winding up. This means that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Series J preferred stock for all accrued dividends, no cash dividends may be declared or paid on our common stock. As of December 31, 2015, holders of our Series J preferred stock were owed $15.0 million in dividends. Also, in the event of our voluntary or involuntary liquidation, dissolution or winding up, no distribution of our assets may be made to holders of our common stock until we have paid to our Series J preferred stockholders the liquidation preference relating to such preferred stock, including in each case any accrued and unpaid dividends. As of December 31, 2015, the total liquidation preference on the outstanding shares of our Series J preferred stock, including accrued and unpaid dividends as of such date, was $44.3 million. In the event of our voluntary or involuntary liquidation, dissolution or winding up, our asset value would inure to the benefit of holders of our Series J preferred stock, up to the value of the Series J preferred stock liquidation preference plus any accrued and unpaid dividends thereon, before holders of our common stock would realize any return from our asset value.
The value of common stock, and warrants to acquire our common stock, may also be adversely affected if, and to the extent that, our Series J preferred stock becomes redeemable. The holders of our Series J preferred stock may require us to redeem their shares of Series J preferred stock at a redemption price equal to 100% of the liquidation preference per share in effect at such time plus accrued and unpaid dividends through the next dividend payment date after the redemption date, in connection with a redemption event. A redemption event occurs if (i) we undergo a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of all or substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, or (ii) we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. The Company believes that, if a redemption event were to occur, limited, if any, funds would be available for such redemption under the terms of the Series J preferred stock and applicable Delaware law.  As a result, in the event that a redemption event were to occur, the Company currently expects that it would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.
As of December 31, 2015, our Series J preferred stock has an aggregate redemption value of approximately $44.3 million, including paid in-kind dividends of $13.6 million and accrued dividends of $1.4 million. Dividends declared or accrued on the Series J preferred stock reduce the amount of net earnings, if any, that may be available to common stockholders.
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
For the years ended December 31, 2010, 2011, 2012, 2013, 2014 and 2015, we had net losses of approximately $7.0 million, $195.4 million, $34.2 million, $10.3 million, $29.3 million and $6.6 million, respectively. If we cannot become profitable, our financial condition will deteriorate further, and we may be unable to achieve our business objectives.
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
The real estate industry is highly competitive, and we will face competition from many other entities engaged in real estate investment activities, including individuals, corporations, REITs, investment companies, private equity and hedge fund investors, and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. This competition will make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. If we cannot identify and purchase a sufficient quantity of properties at favorable prices or if we are unable to finance acquisition opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected.

Investments in, and acquisitions of, properties we might seek to acquire entail risks associated with real estate investments generally, including, but not limited to, the following risks and as noted elsewhere in this report:

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
The historical information included in this Annual Report on Form 10-K may not be a reliable indicator of future results.
Our historical financial data included in this Annual Report on Form 10-K may not reflect what our business, financial position or results of operations will be in the future, even after taking into account that our historical mobile marketing and advertising business is reported herein as discontinued operations. The historical financial statements included in this Annual Report on Form 10-K are not necessarily indicative of how we will conduct our business as we continue our efforts to implement our transformation plan. Significant changes have and will continue to occur in our cost structure, financing and business operations as a result of our transformation plan.
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

This amount increased to 52.7% following the forfeiture by our Board of Directors on August 20, 2015, of 73,525 shares of restricted common stock, in the aggregate. Entities affiliated with Mr. Carl C. Icahn also own warrants to purchase an additional 9.7% of our common stock, which warrants are currently unexercisable by Mr. Carl C. Icahn and such entities. Further, he holds 97.9% of our Series J preferred stock, which has limited voting rights. Mr. Carl C. Icahn is able to control and exert substantial influence over us, including the election of our directors and controlling most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock. Mr. Carl C. Icahn owns, controls and has an interest in many companies, some of which may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders.
In our certificate of incorporation, we renounce and provide for a waiver of the corporate opportunity doctrine as it relates to the funds affiliated with Koala Holding LP, an affiliate of Mr. Carl C. Icahn, Technology Crossover Ventures, and any person or entity affiliated with these investors. As a result, Mr. Carl C. Icahn and entities controlled by him will have no fiduciary duty to present corporate opportunities to us. These exempted persons are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are directed by the exempted persons to themselves or their other affiliates instead of to us. As a result, corporate opportunities that may benefit us may not be available to us. To the extent that conflicts of interest may arise between us, Mr. Carl C. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or our other shareholders.
On August 7, 2015, we (as borrower) and Koala (as lender), an affiliate of Mr. Carl C. Icahn, entered into a $10 million Revolving Note. Pursuant to the Revolving Note, Koala made available to us a revolving loan facility of up to $10,000,000 in aggregate principal amount. Borrowings under the Revolving Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Revolving Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Revolving Note, we may repay all or any portion of the amounts outstanding under the Revolving Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Revolving Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC.
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
Any properties that we may buy will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Any of our properties could be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Leases may not be negotiated on a double or triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect our cash flows and funds available for future acquisitions.
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
Our properties are and will be subject to the Americans with Disabilities Act of 1990 (the “ADA”). Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. There is no assurance that we will be able to acquire properties or allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. If we cannot, our funds used for ADA compliance may affect our results from operations. The fluctuation in market conditions makes judging the future performance of these assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that these assets may continue to decline in value.
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
As of December 31, 2015, we had federal and state NOLs of $491.0 million and $39.0 million, respectively, that begin to expire in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes. If we had an “ownership change” as defined in section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (“the Code”), our NOLs generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Generally, an ownership change occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by 50 percentage points or more as compared to the lowest percentage of stock owned by such stockholders at any time during the preceding three year period. Based upon a review of past changes in our ownership, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these NOLs. There can be no assurance however that the Internal Revenue Service or some other taxing authority will not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our NOLs to offset future taxable income.

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

While we expect that the transfer restrictions will help guard against an ownership change occurring under Section 382 of the Code and the related rules, because we may use our common stock as consideration to make acquisitions and because we may sell additional shares of our common stock in the future to raise capital for our business, we cannot guarantee that an ownership change will not occur in the future. Further, the exercise of our common stock warrants or transfer of those common stock warrants could result in an ownership change under Section 382 of the Code. Unlike if we issued common stock as consideration in an acquisition or to raise additional capital, the exercise or transfer of the common stock warrants and, therefore, any resulting ownership shift, are out of our control.
We may not be able to make use of the existing tax benefits of the NOLs because we may not generate taxable income.
The use of the NOLs is subject to uncertainty because it is dependent upon the amount of taxable income generated by us and our consolidated subsidiaries. Through December 31, 2015 we have not generated taxable income on an annual basis, and there can be no assurance that we will have sufficient taxable income in future years to use the NOLs before they begin expiring at varying dates starting in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes.

Future legislation may impede our ability to realize the tax benefits of the NOLs.
It is possible that legislation or regulations will be adopted that would limit our ability to use the tax benefits associated with the NOLs.

The IRS could challenge the amount of the NOLs or claim that we experienced an ownership change, which could reduce the amount of NOLs that we can use.
As of the date of this Annual Report on Form 10-K, the amount of the NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of the NOLs, which could result in an increase in our future income tax liability. The Company has been notified that its U.S. federal tax return for the year ended December 31, 2013 is currently under examination by the Internal Revenue Service.  This examination is in its early stages and no adjustments have been proposed as of the date of this filing.
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
On April 9, 2013, our stockholders approved a holding company reorganization in which each share of what was then Motricity common stock was exchanged for one share of Voltari common stock. As a result of this transaction, shares of our common stock are subject to transfer restrictions contained in our certificate of incorporation. In general, the transfer restrictions prohibit transfers without our consent having the effect of increasing the ownership of our common stock by (i) any person from less than 5% to 5% or more or (ii) any person owning or deemed to own 5% of more of our common stock. Consequently, your ability to transfer your shares of common stock may be limited.

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

We are a “controlled company” under applicable NASDAQ Marketplace Rules and, therefore, we qualify for exemptions from certain of NASDAQ corporate governance requirements.
Following the completion, and as a result of, the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the beneficial owner of, and has voting control over, approximately 52.3% of our common stock. As a result, we are considered a “controlled company” under the NASDAQ Marketplace Rules. Under these rules, we may elect not to comply with certain NASDAQ Marketplace Rules regarding corporate governance, including requirements that a majority of our board of directors consist of independent directors, that our governance and nominating committee be composed entirely of independent directors and that our compensation committee be composed entirely of independent directors. We do not currently utilize the "controlled company" exemptions available under NASDAQ Marketplace Rules, but we may elect to do so in the future.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

As of December 31, 2015, our real estate portfolio consisted of investment in property located at 160 Brighton Ave., Long Branch, NJ. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. The average annual rental income for the property over the remaining term of the original lease is expected to be approximately $203,000.
Our corporate headquarters is located in New York, New York and comprises approximately 8,000 square feet of space leased through November 30, 2018.

Item 3.	Legal Proceedings
Putative Securities Class Action. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in Motricity’s initial public offering. Motricity, which was our predecessor registrant, is now our wholly-owned subsidiary and has changed its name to Voltari Operating Corp. The defendants in the case were Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in Motricity’s initial public offering, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleged violations under Sections 11 and 15 of the Securities Act and Section 20(a) of the Exchange Act, by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint sought, inter alia, damages, including interest and plaintiff’s costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011. The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013, we filed a motion to dismiss the third amended complaint, which was granted by the Court on October 1, 2013. On October 31, 2013, the plaintiffs filed a notice of appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit. On April 25, 2014, the plaintiffs filed their opening appellate brief and on July 24, 2014 we filed our answering brief. Oral arguments on the appeal have been scheduled for April 8, 2016.
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

Total shares of common stock outstanding as of March 11, 2016 were 8,994,814, and we had 154 stockholders of record. The number of stockholders of record does not reflect beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The following table sets forth the high and low sales prices of our common stock per share, as reported by NASDAQ, for each of the periods presented. As of March 11, 2016, the closing sales price of our common stock was $4.47 per share.

	High	Low
Fiscal Year Ending December 31, 2015
Fourth Quarter	$8.60	$3.37
Third Quarter	$13.65	$4.51
Second Quarter	$21.75	$2.18
First Quarter	$1.57	$0.63
Fiscal Year Ending December 31, 2014
Fourth Quarter	$1.69	$0.65
Third Quarter	$2.35	$1.45
Second Quarter	$3.67	$1.60
First Quarter	$4.43	$3.25

Unregistered Sales of Equity Securities
In the fiscal year ended December 31, 2015, we did not issue any unregistered securities.

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

Business Overview
Transformation Plan—In August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. The Company intends to lease such properties pursuant to so-called “double net” or “triple net” leases. The Company has significantly reduced its workforce in connection with its transformation plan. We intend to acquire properties primarily in the Northeast United States. Future acquisitions are intended to be initially financed through borrowings available under our $10 million Revolving Note (as defined herein) with Koala (as defined herein).
Real Property Acquisitions—In connection with the execution of our transformation plan, on September 17, 2015, we acquired a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. The purchase price was approximately $3.63 million and average annual rental income for the property over the remaining term of the original lease is approximately $203,000.
As previously disclosed, on December 3, 2015 we entered into a purchase and sale agreement with Flanders Holding LLC, a Texas limited liability company (the “Seller”) to acquire all of the Seller’s right, title and interest in a real estate parcel located in Flanders, New York for approximately $2.8 million. The Purchase Agreement was amended on January 11, 2016, February 10, 2016 and March 10, 2016 to extend the period in which we are required to complete our due diligence of the property.

The property is subject to a lease with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”) of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. The landlord is responsible for certain maintenance and repair costs. The average annual rental income for the property over the remaining Original Term is approximately $161,000.

The Purchase Agreement contains customary representations, warranties and covenants by the parties and the closing of the purchase is subject to customary conditions precedent, including a due diligence period which has not concluded. The Company makes no assurances that the conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all.

Cost Reductions and Material Charges—In connection with the implementation of our transformation plan, we could incur total costs ranging from $0.4 million to $1.2 million. Included in this estimate are severance and other workforce reduction costs of approximately $0.3 million and costs associated with our exit from the mobile marketing and advertising business, consisting primarily of lease termination and other costs ranging from approximately $0.1 million to $0.9 million in connection with exiting our office space in New York, Chicago and Los Angeles, as well as potential non-cash impairment charges of $0.2 million, relating primarily to our leasehold improvements and furniture and fixtures in our New York office. Restructuring costs related to our exit from the mobile marketing and advertising business of approximately $0.1 million have been incurred during the year ended December 31, 2015 and are included in net loss from discontinued operations.

Results of Operations
In August, 2015 we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. On May 30, 2014, we completed the sale of our messaging business in the U.S. and Canada. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the UK. As a result, these businesses are reported as discontinued operations in the consolidated financial statements for the requisite periods presented in this Annual Report on Form 10-K. See discussion of net loss from discontinued operations below and Note 5 - Discontinued Operations to our consolidated financial statements for more information.

Our continuing operations for years ended December 31, 2015 and 2014 consist of revenues and expense related to commercial real estate operations which commenced in August 2015, as well as general and administrative costs, depreciation and amortization which are not directly attributable to discontinued operations. Continuing operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff as well as all legal and other professional fees, insurance and other costs not directly attributable to the mobile marketing and advertising business or our other discontinued operations.

Total revenues

	Year Ended
	December 31,
	2015	2014	$ Change
	(Dollars in thousands)
Total revenues	$49	$—	$49

Commercial real estate operations commenced in August 2015. Revenue from continuing operations for the year ended December 31, 2015 consists of our pro rata share of rental income from property acquired on September 17, 2015.

Operating expenses

	Year ended
	December 31,
	2015	2014	$ Change
	(Dollars in thousands)
General and administrative	4,790	5,800	$(1,010)
Depreciation and amortization	194	201	(7)
Acquisition transaction and integration costs	84	—	84
Total operating expenses	$5,068	$6,001	$(933)

General and administrative, excluding depreciation
For the year ended December 31, 2015, general and administrative expense, excluding depreciation, decreased $1.0 million compared to the year ended December 31, 2014, due to:

•	$0.7 million decrease in personnel costs, resulting from January 2015 staff reductions, as well as staff reductions in connection with executing our transformation plan in August 2015;

•	$0.1 million decrease in professional fees, primarily from reduced use of contractors in 2015; and

•	$0.1 million decrease in taxes, insurance and other costs, in connection with executing our transformation plan in August 2015.
Depreciation and amortization
Depreciation and amortization expense for the years ended December 31, 2015 and 2014 relates primarily to general office computer equipment, furniture, computer software and leasehold improvements related to the New York City office and not directly related to the mobile advertising and marketing business.
Depreciation and amortization related to real estate acquired on September 17, 2015 was not significant for the year ended December 31, 2015. Total depreciation and amortization for the year ended December 31, 2015 approximated total depreciation and amortization for the year ended December 31, 2014.
Acquisition transaction and integration costs
For the year ended December 31, 2015, acquisition transaction and integration costs includes cost related to the acquisition of real estate properties, such as inspection, appraisal, legal, title insurance and other fees.

Other expense, net

	Year ended
	December 31,
	2015	2014	$ Change
	(Dollars in thousands)
Interest expense and Revolving Note fees	(10)	—	(10)
Total other income (expense), net	$(10)	$—	$(10)

For the year ended December 31, 2015, interest expense consists of the undrawn amount fee related to our Revolving Note with Koala. See Note 9 - Revolving Note to our consolidated financial statements for more information.

Provision (benefit) for income taxes
No provision for income taxes was recorded in 2015 or 2014. Due to our history of operating losses, we have accumulated substantial net operating losses, which constitute the majority of our deferred tax assets. Because of our history of operating losses, we maintain full valuation allowances against our deferred tax assets and consequently are not recognizing any tax benefit related to our current pre-tax losses. If we achieve sustained profitability, subject to certain provisions of the U.S. federal tax laws that may limit our use of our accumulated losses, we will continue to evaluate whether we should record a valuation allowance, based on a more likely than not standard, which would result in immediate recognition of a tax benefit and we would begin recording income tax provisions based on our earnings and applicable statutory tax rates going forward. Due to our large net operating loss carryforwards, we do not expect to pay U.S. federal income taxes in the next several years.

Net Loss from discontinued operations

	Year ended
	December 31,
	2015	2014	$ Change
	(Dollars in thousands)
Net loss from discontinued operations	$(1,593)	$(23,279)	$21,686

Results of operations for our mobile marketing and advertising business, which terminated in August 2015, are included in discontinued operations for all periods presented. Results from discontinued operations for the year ended December 31, 2015 also reflect residual charges related to operations discontinued in 2014 and prior years. Net loss from discontinued operations for the year ended December 31, 2014 also includes operating losses related to the U.S. and Canadian messaging businesses and UK carrier business. See Note 5 - Discontinued Operations to our consolidated financial statements for more information.

For the year ended December 31, 2015, the net loss from discontinued operations decreased $21.7 million compared to the year ended December 31, 2014. This decrease was primarily due to:

•	$8.4 million impairment charge in the fourth quarter of 2014;

•	$8.4 million decrease related to product development and network operations, which were substantially curtailed in the first quarter of 2015, resulting in lower expense;

•	$6.2 million decrease in direct third party expenses resulting from our exit from the mobile marketing and advertising business;

•
$3.7 million decrease in sales and marketing expense, resulting from lower 2015 marketing expenses, 2015 staff turnover, as well as staff reductions in connection with executing our transformation plan in August 2015;

•	$3.8 million decrease in depreciation and amortization expense following asset impairment and disposal of assets related to curtailment of data center operations in the first quarter of 2015;

•	$0.3 million reduction in general and administrative, other income and expense, primarily related to restructuring in the first quarter of 2015 and executing our transformation plan in August 2015

•
Favorable impact of a $1.1 million non-recurring 2014 charges relating to recognition of accumulated currency translation adjustments related to effective liquidation of UK and Canadian subsidiaries and international taxes;

•	State excise tax refund and gain from equipment sales of $0.6 million recognized in 2015; partially offset by:

•	$10.8 million lower revenue in 2015, resulting from our exit from the mobile marketing and advertising business.

Net loss

	Year ended
	December 31,
	2015	2014	$ Change
	(Dollars in thousands)
Net loss	$(6,622)	$(29,280)	$22,658
For the year ended December 31, 2015, our net loss was $6.6 million, compared to net loss of $29.3 million for the year ended December 31, 2014. The $22.7 million decrease in net loss is primarily due to:

•	decreased loss from discontinued operations of $21.7 million; and

•	decreased loss from continuing operations of $0.9 million.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal sources of liquidity as of December 31, 2015 consisted of cash and cash equivalents of $1.2 million.

On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Mr. Carl C. Icahn, our controlling stockholder (“Koala”), entered into a revolving note (the “Revolving Note”). Pursuant to the Revolving Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Revolving Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Revolving Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Revolving Note, we may repay all or any portion of the amounts outstanding under the Revolving Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Revolving Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC. The full $10 million is available for borrowings under the Revolving Note at December 31, 2015 and as of the date of this Annual Report on Form 10-K. To the extent we are unable to replace or refinance the Revolving Note prior to its maturity, we may not have sufficient capital resources to repay any amounts borrowed thereunder. There can be no assurance that we will be able to replace or refinance the Revolving Note on commercially reasonable terms, if at all.

In August, 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real properties. We expect that the acquisition of commercial real properties, the cost of operations and working capital requirements will be our principal need for liquidity in the future. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the commercial real estate industry and the success of our transformation plan. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using borrowings available under the Revolving Note and our cash and cash equivalents on hand. We currently intend to leverage real properties that we may acquire, but cannot assure that we will be able to do so on commercially reasonable terms, if at all.

Our liquidity may be adversely affected if, and to the extent that, our remaining Series J preferred stock becomes redeemable. The Company believes that, if a redemption event were to occur, limited, if any, funds would be available for such redemption under the terms of the Series J preferred stock and applicable Delaware law.  As a result, in the event that a redemption event were to occur, the Company currently expects that it would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

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

Cash Flows
As of December 31, 2015 and 2014, we had cash and cash equivalents of $1.2 million and $6.3 million, respectively. The decrease of $5.1 million primarily reflects $6.0 million of cash used in operating activities, $3.3 million of cash used in investing activities, net and cash provided by financing activities of $4.3 million.

Net Cash Used in Operating Activities
For the year ended December 31, 2015, net cash of $6.0 million was used in operating activities. Operating activities from continuing operations used $5.0 million of cash, approximating our net loss from continuing operations of $5.0 million. The $0.3 million use of cash due to the change in our operating assets and liabilities was primarily driven by an increase in prepaid expenses and other current assets, resulting from annual insurance premiums paid in the fourth quarter of 2015. Operating activities from discontinued operations used $1.0 million of cash during the year ended December 31, 2015.

Net Cash Used in Investing Activities
For the year ended December 31, 2015, net cash of $3.3 million was used in investing activities, resulting from $3.6 million of cash used to acquire real estate investment property in Long Branch, NJ, offset by proceeds from the sale of computer and office equipment of approximately $0.3 million.

Net Cash Provided by (Used in) Financing Activities
For the year ended December 31, 2015, net cash of $4.3 million provided by financing activities consisted primarily of $5.3 million of net proceeds from our rights offering which was completed on March 30, 2015, partially offset by the $1.0 million redemption of Series J preferred stock. See Note 11 - Rights Offering to our consolidated financial statements for more information.

The March 30, 2015 acquisition of common stock by entities affiliated with Mr. Carl C. Icahn resulted in a change of control of the Company and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem all or a portion of such holder’s shares of Series J preferred stock. On April 13, 2015 we redeemed 29,316 shares of Series J preferred stock for $1.0 million in cash from holders not affiliated with Mr. Carl C. Icahn. See Note 12 - Redeemable Preferred Stock to our consolidated financial statements for more information.

Off-Balance Sheet Arrangements
As of December 31, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity and capital resources that are material to investors. Prior to the implementation of our transformation plan, we entered into contracts with mobile marketing and advertising customers which provided that we would indemnify such customers against certain intellectual property claims as well as other contractual matters. Until the expiration of such contractual indemnification provisions, we may indemnify our previous customers against certain copyright and patent infringement claims that may arise from them having used our software technology.

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

The following critical accounting policies are those accounting policies that, in our view, are most important in the portrayal of our financial condition and results of operations. Our critical accounting policies and estimates include those involved in allocating cost of real estate investments, valuation of long-lived and intangible assets, provision for income taxes, and accounting for our redeemable preferred stock. In addition, critical accounting policies and estimates which pertain primarily to discontinued operations include recognition of revenue, software development costs and valuation of goodwill. Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Form 10-K provides additional information about these critical accounting policies, as well as our other significant accounting policies.

Real Estate Investments

Cost of acquiring real estate investments is allocated to tangible and intangible assets. The fair value of the tangible assets of an acquired property with an in-place operating lease will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases will be determined by considering current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases will be recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed-rate renewal options for below-market leases. We determine these fair values primarily by relying upon third-party appraisals conducted by independent appraisal firms.

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

The process of assessing potential impairment of our long-lived and intangible assets is highly subjective and requires significant judgment. An estimate of future undiscounted cash flow can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows are consistent with our internal planning. Significant future changes in these estimates or their related assumptions could result in additional impairment charges related to individual assets or groups of these assets.

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

At December 31, 2015, our gross deferred tax assets consisted primarily of domestic net operating losses and book to tax differences in tangible and intangible assets, as well as research and development credit carryforwards. As of December 31, 2015, we had U.S. federal and state net operating loss carryforwards of approximately $491.0 million and $39.0 million, respectively, which begin to expire at varying dates starting in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes. Because of our history of generating operating losses, we maintain full valuation allowances against these deferred tax assets and consequently do not recognize tax benefits for our current operating losses. If we determine it is more likely than not that all or a portion of the deferred tax assets will be realized, we will eliminate or reduce the corresponding valuation allowances which would result in immediate recognition of an associated tax benefit. Going forward, we will reassess the need for any remaining valuation allowances or the necessity to recognize additional valuation allowances. In the event we do eliminate all or a portion of the valuation allowances in the future, we will begin recording income tax provisions based on our earnings and applicable statutory tax rates from that time forward.

Redeemable preferred stock and common stock warrants
In October 2012, we issued 1,199,643 shares of Series J preferred stock and (after giving effect to the one-for-ten reverse stock split) warrants to purchase 1,014,982 shares of our common stock. Net proceeds from the rights offering of $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. Our Series J preferred stock contains certain redemption features which are outside of our control. Accordingly, our Series J preferred stock is classified as mezzanine equity and reported as Redeemable preferred stock on our consolidated balance sheet, net of issuance costs, at December 31, 2015. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in-cash or in-kind, at the discretion of the Company, on a quarterly basis. Dividends declared on the Series J preferred stock and accretion associated with the Series J preferred stock reduce the amount of net earnings that are available to common stockholders and are presented as separate amounts on the consolidated statements of operations. The common stock warrants are recorded as Additional paid-in capital on our consolidated balance sheet at December 31, 2015.

Critical Accounting Policies and Estimates - Discontinued Operations

The following Critical Accounting Policies and Estimates pertain primarily to results of discontinued operations.

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

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. An estimate of fair value can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, including the expected operational performance of our businesses in the future, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows are consistent with our internal planning.

Recent Accounting Pronouncements

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

Recent Accounting Pronouncements
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
In May 2014, the FASB issued, and in August 2015 updated, ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this ASU supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on our consolidated financial statements.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.
We are not required to provide qualitative and quantitative disclosures about market risk because we are a smaller reporting company.

Item 8.	Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Voltari Corporation
We have audited the accompanying consolidated balance sheets of Voltari Corporation (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficits, and cash flows for each of the two years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voltari Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

New York, NY
March 16, 2016

Voltari Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Real estate investments, net	$3,592	$—
Cash and cash equivalents	1,180	6,256
Accounts receivable, net of allowance for doubtful accounts of $12 and $109 at December 31, 2015 and 2014, respectively	32	3,494
Prepaid expenses	856	1,533
Property and equipment, net	252	667
Other assets	92	380
Total assets	$6,004	$12,330

Liabilities, redeemable preferred stock and stockholders’ deficit
Accounts payable and accrued expenses	$683	$3,386
Accrued compensation	93	721
Deferred rent income	17	—
Revolving note	10	—
Deferred rent expense	29	29
Other liabilities	1,541	1,451
Total liabilities	2,373	5,587

Commitments and contingencies

Redeemable preferred stock, $0.001 par value; 1,170,327 and 1,199,643 shares issued and outstanding at December 31, 2015 and 2014, respectively. Redemption value: $44,292 and $39,950 at December 31, 2015 and 2014, respectively.	41,305	36,380

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 and 625,000,000 shares authorized at December 31, 2015 and 2014, respectively; 8,994,814 and 4,763,358 shares issued and outstanding at December 31, 2015 and 2014, respectively	9	5
Additional paid-in capital	562,204	563,643
Accumulated deficit	(599,938)	(593,316)
Accumulated other comprehensive income	51	31
Total stockholders’ deficit	(37,674)	(29,637)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$6,004	$12,330

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Operations
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2015	2014

Revenue	$49	$—

Operating expenses
General and administrative	4,790	5,800
Depreciation and amortization	194	201
Acquisition and transaction related	84	—
Total operating expenses	5,068	6,001
Operating loss	(5,019)	(6,001)
Interest expense and Revolving Note fees	(10)	—
Loss from continuing operations before income taxes	(5,029)	(6,001)
Benefit for income taxes	—	—
Net loss from continuing operations	(5,029)	(6,001)
Net loss from discontinued operations, net of taxes	(1,593)	(23,279)
Net loss	$(6,622)	$(29,280)
Accretion of redeemable preferred stock	(720)	(611)
Series J redeemable preferred stock dividends	(5,355)	(4,797)
Net loss attributable to common stockholders	$(12,697)	$(34,688)

Net loss per share attributable to common stockholders - basic and diluted:
Continuing operations	$(1.40)	$(2.44)
Discontinued operations	(0.20)	(4.99)
Total net loss per share attributable to common stockholders	$(1.60)	$(7.43)

Weighted-average common shares outstanding – basic and diluted	7,956,291	4,668,844

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2015	2014
Net loss	$(6,622)	$(29,280)
Other comprehensive income:
Reclassification adjustment for realization of cumulative translation adjustment included in Net loss from discontinued operations	—	759
Foreign currency translation adjustment	20	(123)
Other comprehensive income	20	636
Comprehensive loss	$(6,602)	$(28,644)
The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance as of December 31, 2013	4,698,108	$5	$568,714	$(564,036)	$(605)	4,078
Net loss	—	—	—	(29,280)	—	(29,280)
Other comprehensive income	—	—	—	—	636	636
Redeemable preferred stock dividends	—	—	(4,797)	—	—	(4,797)
Accretion of redeemable preferred stock	—	—	(611)	—	—	(611)
Restricted stock activity	65,250	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	352	—	—	352
Balance as of December 31, 2014	4,763,358	5	563,643	(593,316)	31	(29,637)
Net loss	—	—	—	(6,622)	—	(6,622)
Sale of common stock, net of offering costs	4,300,000	4	4,551	—	—	4,555
Other comprehensive income	—	—	—	—	20	20
Redeemable preferred stock dividends	—	—	(5,355)	—	—	(5,355)
Accretion of redeemable preferred stock	—	—	(720)	—	—	(720)
Restricted stock forfeiture	(73,525)	—	—	—	—	—
Common stock options and warrants exercised	4,981	—	22	—	—	22
Stock-based compensation expense	—	—	63	—	—	63
Balance as of December 31, 2015	8,994,814	$9	$562,204	$(599,938)	$51	$(37,674)

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,622)	$(29,280)
Loss from discontinued operations	1,593	23,279
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	201
Stock-based compensation expense	92	240
Non-cash interest expense	10	—
Other non-cash adjustments	10	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(366)	(466)
Accounts payable and accrued expenses	76	(178)
Net cash used in operating activities - continuing operations	(5,013)	(6,204)
Net cash used in operating activities - discontinued operations	(1,034)	(10,232)
Net cash used in operating activities	(6,047)	(16,436)

Cash flows from investing activities:
Purchases of property and equipment	(3,629)	—
Net cash used in investing activities - continuing operations	(3,629)	—
Net cash provided by (used in) investing activities - discontinued operations	280	(2,019)
Net cash used in investing activities	(3,349)	(2,019)

Cash flows from financing activities:
Proceeds from sale of common stock	5,755	—
Rights offering costs	(465)	(521)
Cash paid for tax withholdings on restricted stock	—	(15)
Proceeds from exercise of common stock options	22	—
Redemption of Series J preferred stock	(1,012)	—
Net cash provided by (used in) financing activities - continuing operations	4,300	(536)
Effect of exchange rate changes on cash and cash equivalents	20	(123)
Net decrease in cash and cash equivalents	(5,076)	(19,114)
Cash and cash equivalents at beginning of period	6,256	24,515
Cash reclassified to assets held for sale at beginning of period	—	855
Cash and cash equivalents at end of period	$1,180	$6,256
The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Notes to Consolidated Financial Statements

1. Organization

Voltari Corporation (“Voltari” or the “Company”), a Delaware corporation, was incorporated in December, 2012 as a wholly-owned subsidiary of Motricity, Inc. (“Motricity”). Through a reorganization, Motricity became a wholly-owned subsidiary of Voltari in April, 2013. As of December 31, 2015 entities affiliated with Mr. Carl C. Icahn own approximately 97.9% of our Series J preferred stock and approximately 52.7% of our common stock.

The Company is in the business of acquiring, financing and leasing commercial real properties. The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. We own one commercial real property in Long Branch, New Jersey, which we lease to JPMorgan Chase Bank, N.A. ("Chase") pursuant to a triple net lease. All of our revenue is derived from the rental income we receive under the Long Branch Lease.

2. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications
In August, 2015 we began implementing a transformation plan pursuant to which, among other things, we exited from our mobile marketing and advertising business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the United Kingdom ("UK"). As a result, these businesses are reported as discontinued operations in the consolidated financial statements for all periods presented. See Note 4 - Discontinued Operations for further information.

Use of Estimates
The preparation of consolidated financial statements in conformity with the generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include those involved in allocated cost of real estate investments, valuation of long-lived and intangible assets, provision for income taxes, and accounting for our redeemable preferred stock. In addition, significant estimates which pertain primarily to discontinued operations include recognition of revenue, software development costs and valuation of goodwill. Actual results could differ from those estimates.

Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements will be capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. The fair value of the tangible assets of an acquired property with an in-place operating lease will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases will be determined by considering current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases will be recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed-rate renewal options for below-market leases.

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

Voltari Corporation
Notes to Consolidated Financial Statements

leases, exclusive of the value of above-market and below-market in-place leases, will be amortized to expense over the remaining periods of the respective leases.

Revenue Recognition
The Company’s revenues are derived primarily from rental income, include rents due in accordance with the lease terms, reported on a straight-line basis over the initial term of the lease.

Advertising revenues, related to discontinued operations, are derived principally from the sale of online advertisements. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in web pages) are delivered, or as “clicks” (which are generated each time users on our websites click through our advertisements to an advertiser's designated website) are provided to advertisers.

Cash and Cash Equivalents
We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash and cash equivalents. Other assets includes restricted short-term investments of $0.1 million and $0.2 million at December 31, 2015 and 2014, respectively, comprised of cash set aside to secure certain leases.

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

Long-Lived Assets
Long-lived assets include assets such as property and equipment and intangible assets, other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Indicators of impairment include significant under-performance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected net undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. See Note 6 - Impairment Charges for more information.

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

Voltari Corporation
Notes to Consolidated Financial Statements

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

Comprehensive Loss
Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive income. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ deficit. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.

Advertising Costs
The costs of advertising are either expensed as incurred or fully expensed the first time the advertising takes place. Advertising expenses, included in discontinued operations, totaled $0.1 million for each of the years ended December 31, 2015 and 2014, respectively.

Software Development Costs
Our software development expenses consist primarily of salaries and fees paid to outside vendors. Costs incurred in connection with research activities are charged to operating expenses as incurred and are included within discontinued operations in the consolidated statements of operations. Research and development expenses for the years ended December 31, 2015 and 2014 were $0.2 million and $2.6 million, respectively.

Effective January 1, 2013, we began capitalizing certain software development costs associated with our Voltari-Connect platform and other software system projects, which include the costs to develop new software products or significant enhancements to existing software products, which are developed or obtained for internal use. Costs associated with preliminary project stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred. We capitalize software development costs when application development begins, it is probable that the project will be completed and the software will be used as intended. In the fourth quarter of 2014 we recognized an impairment charge, included in discontinued operations, of $3.8 million relating to capitalized software development costs. See Note 6 - Impairment Charges for more information.

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

Voltari Corporation
Notes to Consolidated Financial Statements

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

Our potentially dilutive shares, which include outstanding common stock options, restricted stock, redeemable preferred stock and common stock warrants, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. See Note 15 - Commons Stock and Net Loss Per Share Attributable to Common Stockholders.

Operating Segment
Effective August, 2015, we currently operate and manage our business from continuing operations as a single segment, that of acquiring, financing and leasing commercial real estate properties. For the year ended December 31, 2015 one U.S. customer comprised all revenue from continuing operations.

Fair Value of Financial Instruments
As of December 31, 2015 and 2014, we had cash and cash equivalents of $1.2 million and $6.3 million, respectively. The carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to their short maturities. There were no transfers between levels in the fair value hierarchy during the years ended December 31, 2015 or 2014.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.

Foreign Currency - Discontinued Operations
The functional currencies of our international subsidiaries are the local currencies. We translate the financial statements of our international subsidiaries to U.S. dollars using end-of-period exchange rates for assets and liabilities and average currency exchange rates for revenues and expenses. Translation adjustments resulting from this process are included in Other comprehensive income and are reflected as a separate component of stockholders’ equity. Realized and unrealized transaction gains and losses are included in Other income (expense), net in the period in which they occur, except on intercompany balances considered to be long-term, and have not been significant for any periods presented. Transaction gains and losses on intercompany balances considered to be long-term are recorded in Other comprehensive income.

Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, which amends FASB ASC Topic 205, Presentation of Financial Statements and FASB ASC Topic 360, Property, Plant, and Equipment. This standard amends the

Voltari Corporation
Notes to Consolidated Financial Statements

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2015-02 to have an impact on our consolidated financial statements.
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to evaluate for each reporting period whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosure in certain circumstances. The new standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company expects to adopt this standard for our annual period ending December 31, 2016 and does not expect the adoption of the new standard to have an impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this ASU supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on our consolidated financial statements.
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

The property is subject to a triple net lease with Chase, the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Average annual rental income for the property over the remaining term of the original lease is approximately $203,000. Acquisition-related costs totaled $0.1 million and have been recognized as expense for the year ended December 31, 2015. Estimated annual lease intangible amortization expense is approximately $0.1 million for each of the years ending December 31, 2016 through December 31, 2020.

Information related to major categories of Real estate investments, net, is as follows (dollars in thousands):

	Useful life	As of
		December 31, 2015
Land		$1,454
Building, fixtures and improvements	10 - 40 yrs.	1,780
Total tangible assets		3,234
Total acquired intangibles - in-place leases	57 mos.	395
Total Real estate investments		3,629
Less: accumulated depreciation and amortization		(37)
Real estate investments, net		$3,592

The following table presents future minimum base rental receipts due to us over the next five years (in thousands):

Year Ending December 31,
2016	$203
2017	203
2018	203
2019	203
2020	102
Total	$914

4. Property and Equipment, net

Information related to our major categories of our property and equipment, net, is as follows (dollars in thousands):

	Useful Life	As of December 31,
	(in years)	2015	2014
Capitalized software	3	$331	$51,682
Computer software and equipment	3-5	111	19,532
Leasehold improvements	4-10	214	5,569
Equipment, furniture and fixtures	7	129	763
Total property and equipment		785	77,546
Less: Accumulated depreciation and amortization		(533)	(41,849)
Less: Accumulated impairments		—	(35,030)
Property and equipment, net		$252	$667

There was no capitalized interest associated with property and equipment for the years ended December 31, 2015 and 2014.

We determined our property and equipment, including capitalized software, was impaired in the fourth quarter of 2014, primarily due to planned termination of our Seattle datacenter operations and changes in the use of those assets, consistent with efforts to reduce operating costs. The impairment charge associated with property and equipment for the year ended December 31, 2014, included in discontinued operations, was $3.9 million, including $3.8 million related to capitalized software. We capitalized $2.3 million of software development costs in 2014. See Note 6 - Impairment Charges for more information.

5. Discontinued Operations

In August, 2015 we began implementing a transformation plan pursuant to which, among other things, we exited from our mobile marketing and advertising business. On May 30, 2014, we completed the sale of our U.S. and Canadian messaging business. On September 1, 2014, we completed the sale of our UK carrier business. The operations related to the mobile marketing and advertising business, the U.S. and Canadian messaging business as well as our UK carrier business are reported as discontinued operations in the consolidated financial statements for all periods presented.
Discontinued operations on the consolidated statement of operations are as follows (in thousands):

	Year Ended December 31, 2015
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$3,035	$—	$3,035
Operating expenses	4,523	137	4,660
Depreciation and amortization	150	—	150
Operating loss	$(1,638)	$(137)	$(1,775)
Gain on sale of equipment	182	—	182
Other income (expense)	1	(1)	—
Pre-tax loss	(1,455)	(138)	(1,593)
Provision for income taxes			—
Net loss from discontinued operations	$(1,455)	$(138)	$(1,593)

	Year Ended December 31, 2014
	Mobile Marketing & Advertising	U.S. Messaging & Other	Canadian Messaging & Gen5	UK Carrier	Total
Revenue	$12,240	$372	$451	$793	$13,856
Operating expenses	21,970	758	504	567	23,799
Depreciation and amortization	3,965	—	34	—	3,999
Impairment charges	8,406	—	—	—	8,406
Operating income (loss)	$(22,101)	$(386)	$(87)	$226	$(22,348)
Gain on sale	—	74	21	163	258
Other income (expense)	16	(74)	1	4	(53)
Loss on realization of cumulative translation adjustment reclassified out of Accumulated Other Comprehensive Loss	—	—	(229)	(530)	(759)
Pre-tax loss	(22,085)	(386)	(294)	(137)	(22,902)
Provision for income taxes	—	377	—	—	377
Net loss from discontinued operations	$(22,085)	$(763)	$(294)	$(137)	$(23,279)

As of December 31, 2014, we had substantially liquidated all assets and liabilities associated with our subsidiaries in Canada and the UK.

6. Impairment Charges

As a result of termination of our Seattle datacenter operations in the first quarter of 2015 and planned changes in the use of assets consistent with efforts to reduce operating costs, we determined our property and equipment, including capitalized software, as well as intangible assets, were impaired in the fourth quarter of 2014. Certain capitalized software and other long-lived assets classified as property and equipment, net, are no longer used in our operations and carrying value of those assets exceeds the expected net sales proceeds. We have consequently recognized impairment charges of $2.0 million related to intangible assets and $3.9 million in 2014, including $3.8 million related to capitalized software costs.
As a result of continuing operating losses, a sustained decline in our stock price, a discounted cash flow analysis and market value analysis, we determined there was not sufficient value to support the carrying value of the Company's goodwill. Consequently, we recorded a $2.4 million goodwill impairment charge in the fourth quarter of 2014.

The following table outlines our impairment charges for 2014, which are included in discontinued operations:

Goodwill	$2,416
Intangible assets	2,041
Property and equipment	3,949
Total impairment charges	$8,406

7. Restructuring

On August 6, 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited the mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties.
In connection with the implementation of our transformation plan, we could incur total costs ranging from $0.4 million to $1.2 million. Included in this estimate are severance and other workforce reduction costs of approximately $0.3 million and costs associated with our exit from the mobile marketing and advertising business, consisting primarily of lease termination and other costs ranging from approximately $0.1 million to $0.9 million in connection with exiting our office space in New York, Chicago and Los Angeles, as well as potential non-cash impairment charges of $0.2 million, relating primarily to our leasehold improvements and furniture and fixtures in our New York office. Restructuring costs related to our exit from the mobile marketing and advertising business of approximately $0.1 million have been incurred during the year ended December 31, 2015 and are included in net loss from discontinued operations.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	As of December 31,
	2015	2014
Accounts payable	$209	$1,663
Accrued third-party costs	—	1,159
Accrued taxes, not related to income	367	526
Other accrued expenses	107	38
	$683	$3,386

Voltari Corporation
Notes to Consolidated Financial Statements

9. Revolving Note

On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Carl C. Icahn, our controlling stockholder (“Koala”), entered into a revolving note (the “Revolving Note”). Pursuant to the Revolving Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Revolving Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Revolving Note also includes a fee of 0.25%, per annum, on undrawn amounts. Principal, interest and the undrawn amount fee become due on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Revolving Note, we may repay all or any portion of the amounts outstanding under the Revolving Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Revolving Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC. Only the undrawn amounts fee was outstanding under terms of the Revolving Note at December 31, 2015.
10. Commitments and Contingencies

Operating Leases
We lease office space under various non-cancellable operating lease agreements. Rent expense for non-cancellable operating leases with scheduled rent increases and landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date.
Estimated future minimum net rentals payable under these agreements at December 31, 2015 are as follows (in thousands):

Year Ending December 31,
2016	$302
2017	286
2018	266
Total	$854
The table was prepared assuming the maximum commitments currently outstanding, but such commitments could decrease based on termination negotiations. Minimum net rentals payable under non-cancellable operating lease agreements are presented net of tenant allowances, if any.

Rental expense under operating lease agreements included in continuing operations for each of the years ended December 31, 2015 and 2014 was $0.3 million.

Real Property Acquisition
On December 3, 2015 we entered into a purchase and sale agreement with Flanders Holding LLC, a Texas limited liability company (the “Seller”) to acquire all of the Seller’s right, title and interest in a real estate parcel located in Flanders, New York for approximately $2.8 million.

The property is subject to a lease with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”) of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. The landlord is responsible for certain maintenance and repair costs. The average annual rental income for the property over the remaining Original Term is approximately $161,000.

The Purchase Agreement contains customary representations, warranties and covenants by the parties and the closing of the purchase is subject to customary conditions precedent, including a due diligence period which has not concluded. The Company makes no assurances that the conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all.

Other Contractual Arrangements

Voltari Corporation
Notes to Consolidated Financial Statements

We have entered into several agreements with various vendors who provide additional operational support and services to the Company. The arrangements are primarily of a duration of twelve months or less or cancellable with short-term notice. We have no material contractual arrangements beyond 2016.

Litigation
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 18 - Legal Proceedings for details regarding outstanding litigation.

11. Rights Offering

On February 27, 2015, we commenced a rights offering of up to an aggregate of 4,300,000 shares of our common stock. Under the terms of the rights offering, we distributed to stockholders of record at the close of business on February 13, 2015 transferable subscription rights to purchase 0.9027 shares of common stock for every share of common stock owned on such date.

The rights offering was fully subscribed and closed on March 30, 2015. We received approximately $4.6 million in net proceeds from the rights offering, including approximately 96% from entities affiliated with Mr. Carl C. Icahn. Prepaid expenses and other current assets at December 31, 2014 included costs related to the rights offering of $0.7 million, which have been charged against the proceeds of the offering in 2015.

Following the completion of the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the owner of approximately 52.3% of our common stock. Entities affiliated with Mr. Carl C. Icahn also own warrants to purchase an additional 9.7% of our common stock, which warrants are currently unexercisable by Mr. Carl C. Icahn and such affiliated entities.

12. Redeemable Preferred Stock

Upon successful completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and warrants to acquire 1,014,982 common shares in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our consolidated balance sheets at December 31, 2015 and 2014.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at December 31, 2015 and 2014 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event were to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of 5 years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $13.6 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our

Voltari Corporation
Notes to Consolidated Financial Statements

redeemable preferred stock for the amount of the paid-in-kind dividend payments made on each January 1, April 1, July 1, and October 1 since issuance. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the consolidated statements of operations.

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

As of December 31, 2015, our Series J preferred stock has an aggregate redemption value of approximately $44.3 million, including paid-in-kind dividends of $13.6 million and accrued dividends of $1.4 million which are included within Other liabilities on our consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0.7 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively.

In connection with the closing of our rights offering on March 30, 2015 (See Note 11 - Rights Offering), entities affiliated with Mr. Carl C. Icahn, our largest shareholder, became the owner of approximately 52.3% of our common stock, which resulted in a change of control of the Company. This constituted a redemption event pursuant to the terms and conditions of the Series J preferred stock, and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem all or a portion of such holder’s shares of Series J preferred stock. Entities affiliated with Mr. Carl C. Icahn waived their option to redeem Series J preferred stock in connection with the change in control resulting from the completion of the rights offering that closed on March 30, 2015. On April 13, 2015 we redeemed 29,316 shares of Series J preferred stock for approximately $1.0 million in cash from holders not affiliated with Mr. Carl C. Icahn. Following the April 13, 2015 redemption of Series J preferred stock, entities affiliated with Mr. Carl C. Icahn became the owner of approximately 97.9% of our Series J preferred stock.

13. Stock Options, Restricted Stock and Warrants

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

Stock Options
Stock-based compensation expense associated with stock options was less than $0.1 million for each of the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was less than $0.1 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, related to unvested options that are expected to be recognized over a weighted-average period of 0.8 years.

The following table summarizes all stock option activity for the year ended December 31, 2015:

Stock Options	Shares	Weighted-Average Exercise Price Per Share	Remaining Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	250,139	$6.39	4.38	$—
Exercised	(4,957)	$4.44
Forfeited	(204,032)	$6.10
Outstanding, December 31, 2015	41,150	$7.85	7.81	$—

Exercisable at December 31, 2015	5,681	$32.19	6.83	$—
Vested and expected to vest at December 31, 2015	11,525	$17.80	7.49	$—

Stock option awards will vest based upon a combination of employee service and the achievement of certain specified market conditions as follows: (i) twenty-five percent (25%) of the shares subject to the option will vest in four (4) equal tranches on each anniversary of the vesting commencement date (i.e., 6.25%); and (ii) the remaining seventy-five percent (75%) of the shares subject to the option will vest on the third (3rd) anniversary of the applicable vesting commencement date, subject to the achievement of 90-day period common stock fair value targets ranging from $7.00 to $14.00 per share.

In determining the compensation cost of stock options awards, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for awards with service-based conditions and the Monte Carlo Simulation pricing model for awards with market-based conditions. No options were granted in 2015. For options granted in 2014, we estimated the expected term of 6 years based on the historical exercise behavior of our employees. We calculated expected volatility for stock options of 58% using historical volatility for a peer group of companies together with the closing prices of our publicly-traded stock. The risk-free interest rate of 1.9%for the expected terms of the stock options is based on the U.S. Treasury constant maturities in effect at the time of grant. We have not paid and do not expect to pay dividends on our common stock. Consequently, we use an expected dividend yield of zero.

Restricted Stock Awards
Stock-based compensation expense associated with restricted stock awards was $0.1 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

The following table summarizes all restricted stock award activity for the year ended December 31, 2015:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	73,525	$1.70
Forfeited	(73,525)	$1.70
Unvested at December 31, 2015	—	$—

In August 2014, we granted a total of 73,525 restricted stock awards to our non-employee directors in connection with their service to the Company. On August 20, 2015, each member of the Board of Directors of the Company elected to forfeit 14,705 shares of restricted common stock of the Company (in aggregate 73,525 shares), constituting all of the shares awarded to each such director in August 2014 in connection with service as a director of the Company.

Warrants

We issued warrants to purchase common shares in connection with the closing of our 2012 rights offering. Ten (10) warrants must be exercised to purchase one (1) share of common stock, at a price of $6.50 per common share. As of December 31, 2015, there are 10,149,584 warrants outstanding, and the aggregate number of shares of common stock that may be purchased upon exercise of the outstanding warrants is 1,014,958 shares of common stock at an exercise price of $6.50 per whole share. The warrants expire October 11, 2017.

Net proceeds from the 2012 rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the common stock warrants was determined to be approximately $1.3 million and is recorded in Additional paid-in capital on our consolidated balance sheets at December 31, 2015 and 2014.

14. Income Taxes

Substantially all pre-tax loss from continuing operations is derived from the U.S. No tax expense was recorded for the years ended December 31, 2015 and 2014. We maintain a full valuation allowance against our net deferred tax assets, which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding that there is insufficient evidence to support the realizability of our deferred tax assets.

Significant components of our deferred tax assets and liabilities consist of the following as of December 31 (in thousands):

	Year Ended December 31,
	2015	2014
Domestic net operating loss carryforwards	$169,278	$142,820
Amortization of intangible assets	—	23,785
Foreign net operating loss carryforwards	8,680	9,120
Research and development credits	5,436	5,436
Other	2,775	5,806
Deferred tax assets	186,169	186,967
Valuation allowance	(186,169)	(186,967)
Net deferred tax assets	$—	$—

As of December 31, 2015, the Company provided a full valuation allowance against its gross deferred tax assets because realization of these benefits could not be reasonably assured. The $0.8 million decrease in the valuation allowance for the period December 31, 2014 to December 31, 2015 was related to net operating losses generated during the current year, as well as the write off of state tax attributes.

We have research and development credit carryforwards of $5.4 million at December 31, 2015, that will begin to expire in 2021.

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of $491.0 million and $39.0 million, respectively. These net operating loss carryforwards begin to expire in 2019 for U.S. federal income tax purposes and in the current year for state income tax purposes. The ultimate availability of the federal and state net operating loss carryforwards to offset future income may be subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

The Company has determined that there are no unrecognized tax benefits as of December 31, 2015 and 2014. Historically, the Company has not incurred interest or penalties associated with unrecognized tax benefits and no interest or penalties were recognized during the years ended December 31, 2015 or 2014. The Company has adopted a policy whereby amounts related to interest and penalties associated with unrecognized tax benefits are classified as income tax expense when incurred.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the income tax provision as follows:

	Year Ended December 31,
	2015	2014
United States federal tax at statutory rate	34.0%	34.0%
Change in valuation allowance	9.0	(79.6)
Foreign entity liquidation	—	43.6
State taxes (net of federal tax benefit)	(47.2)	2.0
Other	4.2	—
Effective rate	—%	—%

We did not make any income tax payments related to our continuing operations in 2015 or 2014. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, due to the generation of net operating losses, all tax years for which the Company filed a tax return remain open. The Company has been notified that its U.S. federal tax return for the year ended December 31, 2013 is currently under examination by the Internal Revenue Service.  This examination is in its early stages and no adjustments have been proposed as of the date of this filing.

The Company discontinued operations in India in 2012. In 2016 the Company received notification of an income tax assessment from the Assistant Commissioner of Income Tax in New Delhi, India, asserting under-reported transfer pricing income by the Company's subsidiary, Motricity India Pvt. Ltd., for the fiscal year ended March 31, 2012. The assessment, if sustained, could result in tax, penalties and interest totaling approximately $0.4 million. Review and any revision of the assessment by the Assistant Commissioner of Income Tax of has not been concluded. The Company intends to vigorously pursue rejection or reduction of the assessment. The outcome of this matter cannot be reasonably estimated and no amount has been recorded in the financial statements as of December 31, 2015.

15. Common Stock and Net Loss Per Share Attributable to Common Stockholders
Effective September 16, 2015, the Company filed a certificate of amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation in order to reduce the number of shares of capital stock the Company is authorized to issue from 975 million, consisting of 625 million shares of common stock and 350 million shares of preferred stock, each with a par value of $0.001 per share, to 30 million, consisting of 25 million shares of common stock and 5 million shares of preferred stock, each with a par value of $0.001 per share.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Year Ended December 31,
	2015	2014
Net loss attributable to common stockholders	$(12,697)	$(34,688)
Weighted-average common shares outstanding - basic and diluted	7,956,291	4,668,844
Net loss per share attributable to common stockholders - basic and diluted	$(1.60)	$(7.43)

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

	Year Ended December 31,
	2015	2014
Common stock issuable upon exercise of warrants	1,014,958	1,014,982
Options to purchase common stock	41,150	250,139
Restricted stock	—	73,525
Total securities excluded from net loss per share attributable to common stockholders	1,056,108	1,338,646

16. Defined Contribution Plan

We maintained a defined contribution plan (“401(k) Savings Plan”) for eligible employees, which was suspended in January 2016. The 401(k) Savings Plan assets are held in trust and invested as directed by the plan participants, and shares of our common stock are not an eligible investment election. We have provided a match on a specified portion of eligible employees’ contributions as approved by our board of directors. Historically, we have made matching contributions equal to 50% of the portion of contributions that do not exceed 6% of eligible pay. Our matching contributions included in continuing operations totaled less than $0.1 million in 2015 and 2014, respectively.

17. Related Party Transactions

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

Insight Portfolio Group LLC, owned by a number of other entities with which Mr. Carl C. Icahn has a relationship, was formed in order to maximize the potential buying power of participating companies in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company was a member of the buying group in 2015 and 2014 and pays a fee of $50,000 per year for the services of Insight Portfolio Group.

18. Legal Proceedings

Putative Securities Class Action. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in Motricity’s initial public offering. Motricity, which was our predecessor registrant, is now our wholly-owned subsidiary and has changed its name to Voltari Operating Corp. The defendants in the case were Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in Motricity’s initial public offering, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint sought, inter alia, damages, including interest and plaintiff’s costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period

Voltari Corporation
Notes to Consolidated Financial Statements

from August 9, 2011 to November 14, 2011. The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013, we filed a motion to dismiss the third amended complaint, which was granted by the Court on October 1, 2013. On October 31, 2013, the plaintiffs filed a notice of appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit. On April 25, 2014, the plaintiffs filed their opening appellate brief and on July 24, 2014 we filed our answering brief. Oral arguments on the appeal have been scheduled for April 8, 2016.
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
(in thousands)	2015	2014
Tax Valuation Allowance:
Beginning balance	$186,967	$164,791
Charged (reversed) to net loss	(798)	22,176
Ending balance	$186,169	$186,967

Allowance for Doubtful Accounts:
Beginning balance	$109	$75
Charged (reversed) to costs and expenses	(56)	73
Write-offs	(41)	(39)
Ending Balance	$12	$109

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Financial Officer (our acting Principal Executive Officer and our Principal Financial Officer) and Chief Accounting and Administrative Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Financial Officer and Chief Accounting and Administrative Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Financial Officer and Chief Accounting and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On March 10, 2016, the Company, through its wholly owned subsidiary, Voltari Real Estate Holding, LLC, a Delaware limited liability company (the Purchaser), entered into an amendment (the "Third Amendment") to that certain purchase and sale agreement (the Purchase Agreement), dated as of December 3, 2015, by and between the Purchaser and Flanders Holding, LLC, a Texas limited liability company (the Seller), to extend the Contingency Period (as such term is defined in the Purchase

Agreement) to June 10, 2016 or five business days after the Purchaser accepts the environmental conditions at the Premises (as such term is defined in the Purchase Agreement) as is or with an agreed upon clean-up, which cleanup shall be at the expense of the Seller, whichever is earlier.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. Financial Statements
The following consolidated financial statements are submitted in Part II, Item 8 of this annual report:

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	53
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

VOLTARI CORPORATION

Date:	March 16, 2016	By:	/s/ John Breeman
John Breeman
Chief Financial Officer (Acting Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicted have signed this report below.

Signature	Title	Date

/s/ John Breeman	Chief Financial Officer (Acting Principal Executive Officer and Principal Financial Officer)	March 16, 2016
John Breeman

/s/ Kenneth Goldmann	Chief Administrative and Accounting Officer	March 16, 2016
Kenneth Goldmann

/s/ Peter Shea	Chairman of the Board	March 16, 2016
Peter Shea

/s/ Jaffrey A. Firestone	Director	March 16, 2016
Jaffrey A. Firestone

/s/ Kevin Lewis	Director	March 16, 2016
Kevin Lewis

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed by
2.2	Agreement and Plan of Reorganization, dated as of February 8, 2013, by and among Motricity, Inc., Voltari Merger Sub, Inc., and Voltari Corporation	S-4	2/11/2013	Voltari

3.1	Amended and Restated Certificate of Incorporation of Voltari Corporation	S-4	2/11/2013	Voltari

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation	8-K	4/23/2013	Voltari

3.3	Certificate of Amendment of Certificate of Incorporation of Voltari Corporation	8-K	9/16/2015	Voltari

3.4	Amended and Restated Bylaws of Voltari Corporation	S-4	2/11/2013	Voltari

4.1	Specimen Stock Certificate for Voltari Corporation Common Stock	S-4	2/11/2013	Voltari

4.2	Specimen Stock Certificate for Voltari Series J Preferred Stock	S-4	2/11/2013	Voltari

4.3	Form of Warrant for Voltari Corporation	S-4	2/11/2013	Voltari

4.4	Warrant Agreement by and between Motricity, Inc. and American Stock Transfer & Trust Company, dated October 11, 2012	8-K	10/12/2012	Motricity

10.1	Amended and Restated 2004 Stock Incentive Plan of Motricity, Inc., as amended through August 4, 2005#	S-1/A	1/22/2010	Motricity

10.2	Form of Stock Option Agreement under 2004 Plan#	S-1/A	4/26/2010	Motricity

10.3	Form of Restricted Stock Grant Agreement under 2004 Plan#	S-1/A	4/26/2010	Motricity

10.4	Form of Motricity, Inc. Indemnification Agreement#	S-1/A	1/22/2010	Motricity

10.5	Form of Stock Option Agreement under the 2010 Long-Term Incentive Plan#	S-1/A	6/2/2010	Motricity

10.6	Certificate of Amendment to the 2004 Stock Incentive Plan of Motricity, Inc.#	S-1/A	6/2/2010	Motricity

10.7	Form of Restricted Stock Agreement under the 2010 Long-Term Incentive Plan#	10-Q	8/6/2010	Motricity

10.8	Motricity, Inc. 2010 Long-Term Incentive Plan, as amended#	8-K	11/2/2011	Motricity

10.9	Motricity, Inc. Amended and Restated 2011 Corporate Incentive Plan‡#	8-K	5/31/2012	Motricity

10.10	2012 Form of Named Executive Officer Option Agreement under the 2012 Long-Term Incentive Plan#	8-K	5/31/2012	Motricity

10.11	Offer Letter by and between Voltari Corporation and John Breeman, dated August 14, 2013#	8-K	8/21/2013	Voltari

10.12	2013-2014 Corporate Incentive Plan‡	8-K	3/31/2014	Voltari

10.13	Amended and Restated 2013 - 14 Corporate Incentive Plan	8-K	5/27/2014	Voltari

10.14	Waiver Letter, dated as of March 30, 2015, from High River Limited Partnership and Koala Holdings LP.	8-K	3/30/2015	Voltari

10.15	Offer Letter by and between Voltari Corporation and Aaron Epstein, dated May 11, 2015	10-Q	5/14/2015	Voltari

10.16	Separation Agreement and Release by and between Voltari Corporation and Richard Sadowsky, dated May 11, 2015	10-Q	5/14/2015	Voltari

10.17	Revolving Note with Koala LP (as lender) dated August 7, 2015	10-Q	8/7/15	Voltari

10.18	Agreement for Sale and Purchase with 160 Brighton Acquisition LLC dated August 7, 2015	10-Q	8/7/15	Voltari

10.19	Ground Lease with JPMorgan Chase Bank, N.A., together with Bill of Sale and General Assignment to 160 Brighton Acquisition LLC, dated March 2, 2006	10-Q	8/7/15	Voltari

10.20	Offer Letter by and between Voltari Corporation and Kenneth Goldmann, dated September 28, 2015.	8-K	9/30/15	Voltari

10.21	Non-Disclosure and Intellectual Property Protection Agreement by and between Voltari Corporation and Kenneth Goldmann, dated September 28, 2015.	8-K	9/30/15	Voltari

10.22	Purchase and Sale Agreement, dated as of December 3, 2015, by and between Flanders Holding, LLC and Voltari Real Estate Holding, LLC.	8-K	12/9/15	Voltari

10.23	First Amendment to Purchase and Sale Agreement, dated as of January 11, 2016, by and between Flanders Holding, LLC and Voltari Real Estate Holding, LLC.	8-K	2/19/16	Voltari

10.24	Second Amendment to Purchase and Sale Agreement, dated as of February 10, 2016, by and between Flanders Holding, LLC and Voltari Real Estate Holding, LLC.	8-K	2/19/16	Voltari

10.25	Third Amendment to Purchase and Sale Agreement, dated as of March 10, 2016, by and between Flanders Holding, LLC and Voltari Real Estate Holding, LLC.*

21.1	Subsidiaries of Voltari Corporation*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer*

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Administrative and Accounting Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Administrative and Accounting Officer**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

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