Form 10-K/A
period 2015-12-31
Voltari Corp
filed 2016-04-29
CIK 1568319

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
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of April 13, 2015:

Title of Class	Number of Shares
Common Stock, $0.001 par value	8,994,814

EXPLANATORY NOTE

Voltari Corporation is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2016. This Form 10-K/A is being filed to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV has been amended to include the currently dated certification of our acting principal executive officer and acting principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our acting principal executive officer and acting principal financial officer are filed with this Form 10-K/A as Exhibit 3.1.1 hereto. Because financial statements have not been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to item 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

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

References to “Voltari,” “us,” “we,” “Company” and “our” in this report refer to Voltari Corporation, together with its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors
The following table sets forth the names, titles and certain biographical information of our directors as of December 31, 2015.

Name	Age	Position	Director Since
Peter Shea (1)(2)(3)	65	Chairperson of the Board	2015
Jaffrey A. Firestone (2)(3)	59	Director	2011
Kevin Lewis (1)(2)(3)	45	Director	2013

(1)	Member of our Compensation Committee
(2)	Member of our Governance and Nominating Committee
(3)	Member of our Audit Committee
Peter Shea has served as one of our directors since 2015. He has been an operating partner of Snow Phipps, a private equity firm, since 2013. Mr. Shea has served as an operating advisor for OMERS Private Equity (private equity division of the Ontario Municipal Retirement System, one of Canada’s largest pension plans) since 2011. Mr. Shea has served as the Chairman of FeraDyne Outdoors, LLC, a manufacturer and marketer of hunting accessories, and Teasedale Foods, Inc., a Hispanic foods company, since 2014. Mr. Shea has also served as a director of: Hennessy Capital Partners II, a special purpose acquisition company, since 2015; CVR Partners LP (UAN), a nitrogen fertilizer company, since 2014; Give and Go Prepared Foods, a bakery, since 2012; and Viskase Companies (VKSC), a meat casing company, since 2006. Mr. Shea was previously a director of: Hennessy Capital Partners I, a special purpose acquisition company, from 2014 to February 2015; Sitel World Wide Corp., a call center, from 2011 to September 2015; and CTI Foods, a food products processing company, from 2010 to 2014. From 2006 to 2009, Mr. Shea served as President of Icahn Enterprises L.P. (IEP), where he was responsible for its real estate businesses which included rental real estate operations, consisting of retail, office and industrial properties leased to single-corporate tenants, and its residential home development operations, which focused on the construction and sale of single-family homes, custom built homes, multi-family homes and residential lots in subdivisions and planned communities. Icahn Enterprises, Viskase Companies and CVR Partners LP each are indirectly controlled by Carl C. Icahn, the Company’s controlling stockholder. Mr. Shea has an M.B.A. from the University of Southern California and a B.B.A. from Iona College. Mr. Shea's experience in the real estate business, in addition to his service on other boards, enables him to provide advice and insight to the Company as it develops its real estate business.
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
Kevin Lewis has served as one of our directors since January 2013. Mr. Lewis is currently the Chief Marketing Officer of Total Wine & More, the largest independent retailer of beer, wine and spirits in the U.S. Previously, Mr. Lewis served as the Chief Marketing Officer of Blockbuster LLC, the video rental retail chain subsidiary of Dish Network Corp. and was previously employed by Blockbuster Inc. as the Senior Vice President of Digital Entertainment. Blockbuster Inc. voluntarily filed for Chapter 11 bankruptcy protection in September 2010 and subsequently emerged from bankruptcy in March 2011 via a sale of the company to Dish Network Corp. Mr. Lewis was employed by subsidiaries of Koninklijke Philips Electronics, an industrial conglomerate which engages in the healthcare, consumer lifestyle and lighting product business worldwide, as the Chief of Strategy and New Business for Philips Consumer Lifestyle from 2007 until 2009 and the Chief of Strategy and Vice-President, Business Development for Philips Consumer Electronics from 2004 until 2007. From 1993 until 2004, Mr. Lewis held multiple roles at The Boston Consulting Group, a management consulting company. Mr. Lewis received his B.A. in international relations from Stanford University and an MBA, with distinction, from INSEAD. Mr. Lewis’s management and corporate development experience enables him to provide insight and advice as we develop our plans to grow the Company’s business.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during fiscal year 2015. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required during the fiscal year 2015 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except for a Form 3 (reporting no securities beneficially owned) filed late by Mr. Shea.
Code of Ethics
We have a Code of Business Conduct and Ethics, which applies to all employees, officers and directors of Voltari and its direct and indirect subsidiaries. Our Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our principal executive officer, principal financial officer, principal accounting officer, as well as all other employees. Our Code of Business Conduct and Ethics is posted on our website at www.voltari.com in the “Corporate Governance” section of our Investor Relations home page.
Audit Committee
Our board of directors has established an Audit Committee that is currently comprised of Messrs Firestone, Shea and Lewis. Each member of the Audit Committee is a non-employee member of our board of directors. Mr. Firestone is the chairperson of our Audit Committee. Our board of directors has affirmatively determined that Messrs. Firestone, Shea and Lewis each meet the definition of “independent directors” for purposes of serving on an audit committee under applicable SEC and NASDAQ Stock Market rules. In addition, Mr. Firestone qualifies as our “audit committee financial expert.” A copy of our Audit Committee Charter can be found on our corporate website at www.voltari.com.
During 2015 the Audit Committee met five times.

Executive Officers
The following table sets forth the name, age and title of our executive officers as of the date hereof.

Name	Age	Title
Aaron Epstein	45	President
Kenneth Goldmann	69	Chief Administrative and Accounting Officer

Aaron Epstein has served as our President since May 11, 2015. Mr. Epstein served as our Vice President, New Business Initiatives from March 2014 until his appointment as our President in May 2015, and has had the responsibility for media operations since January 2015. From July 2013 to March 2014 he served as Director, Product Management with additional oversight responsibility for business units in the UK and Canada. He held the position of Senior Product Manager from August 2009 to July 2013. Before joining the Company, Mr. Epstein was Director, Product Management at Avaya Inc. from 2003 to 2009. From 1999 through 2003 he held a business consulting role with Oracle Corporation.
Kenneth Goldmann has serviced as our Chief Administrative and Accounting Officer since October 5, 2015, and had served as our acting principal executive officer and acting principal financial officer since the resignation of John Breeman, our former Chief Financial Officer, effective as of April 22, 2016. He has responsibility for the Real Estate operations and is involved with the SEC reporting function. He is a founding partner of Vantage CFO Partners LLC, a company formed in 2014 that provides financial management services to small business clients. Mr. Goldmann served as a partner at CohnReznick, a public accounting firm, from 2004 until his retirement in 2013. From 1997 to 2004 he was a partner at BDO Seidman, a public accounting firm. At both CohnReznick and BDO Seidman, Mr. Goldmann’s audit clients included real estate investment trusts.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table provides summary information concerning compensation earned by or paid to our named executive officers (as such term is defined in Item 402 of Regulation S-K) for services provided to us during the years ended December 31, 2015 and 2014.

Name & Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Aaron Epstein	2015	194,500	__	19,626	214,126
President (3)
Kenneth Goldmann	2015	42,516	__		42,516
Chief Administrative & Accounting Officer (4)			__
Richard Sadowsky	2015	159,370	__	2,591	161,961
Former Acting Chief Executive Officer, President and Secretary (5)	2014	310,000	49,738	6,837	366,555
John Breeman	2015	231,151	__	5,267	236,417
Former Chief Financial Officer (6)	2014	231,151	10,362	6,904	248,417

(1)
Represents FASB ASC 718 grant date fair value of stock option awards, which vested as follows: 25% of the shares subject to the option will vest in four equal installments on each anniversary of the holder’s employment date, subject to continued employment on those dates, and 75% of the shares subject to the option will vest subject to achieving certain stock price targets for our common stock on the third anniversary of the vesting commencement date, subject to continued employment on that date. For further discussion, see the sections captioned “2010 Long Term Incentive Plan” and “Employment Agreements.” With respect to Mr. Sadowsky's outstanding equity awards, all unvested equity awards were forfeited and cancelled as of his resignation and all vested equity awards ceased to be exercisable ninety (90) days thereafter.

(2)	All Other Compensation for the 2015 fiscal year for our named executive officers consisted of the following:

Name	401(k) Match ($)	Medical and Dental ($)	Relocation Expenses ($)	Total of All Other Comp ($)
John Breeman	4,217	1,050		5,266
Aaron Epstein	5,471	620	13,535	19,626
Richard Sadowsky	2,391	200		2,591

(3)	Mr. Epstein was appointed President of the Company effective May 11, 2015. Prior to that Mr. Epstein had served as the Company's Vice President, new Business Initiatives
(4)	Mr. Goldmann was appointed as Chief Administrative and Accounting Officer of the Company, effective October 5, 2015.
(5)	Mr. Sadowsky resigned from the Company and relinquished all offices and positions held with the Company effective May 11, 2015.
(6)	Mr. Breeman resigned from the Company and relinquished all offices and positions held with the Company effective April 22, 2016.

Outstanding Equity Awards at 2015 Fiscal Year End
The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2015 with respect to the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Aaron Epstein	166			—	150.00	12/11/19
	500				100.00	6/18/20
	700				129.90	3/17/21
	1,406	6,094	(1)		4.50	10/15/22
	1,500	10,500	(2)	—	3.40	05/13/2024
Kenneth Goldmann	—	—		—	—	—
John Breeman (3)	1,250	8,750	(1)	—	4.85	11/06/2023
	1,250	8,750	(2)	—	3.40	05/13/2024
Richard Sadowsky (4)	—	—		—	—	—

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

(3)
Mr. Breeman resigned from the Company and relinquished all offices and positions held with the Company effective April 22, 2016. In connection with his resignation, all unvested equity awards were forfeited and cancelled as of his resignation and all vested equity awards cease to be exercisable ninety (90) days thereafter.

(4)
 Mr. Sadowsky resigned from the Company and relinquished all offices and positions held with the Company effective May 11, 2015. In connection with his resignation, all unvested equity awards were forfeited and cancelled as of his resignation and all vested equity awards ceased to be exercisable ninety (90) days thereafter. As of December 31, 2015, Mr. Sadowsky had no remaining outstanding options.

The Compensation Committee of the Board of Directors is responsible for determining and administering the Company's compensation policies for the compensation of the Company's executive officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. Our Compensation Committee considers the nature of each executive's work and responsibilities, unusual accomplishments or achievements on the Company's behalf, years of service, the executive's total compensation and the Company's financial condition generally.

Base Salary
The primary component of short-term compensation of our named executive officers has historically been base salary. The base salary established for each of our named executive officers is intended to represent each individual’s job duties and responsibilities, experience, and other discretionary factors deemed relevant by our Compensation Committee. Base salary is also designed to provide our named executive officers with a steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance.
Base salaries are reviewed during the first half of the fiscal year by our Compensation Committee, and may be recommended for adjustment from time to time based on the results of this review. The Compensation Committee, determines whether to increase the base salaries of any of our named executive officers based upon its assessment of each named executive officer’s performance. The current annual base salaries for Messrs. Epstein and Goldmann are $200,000 and $175,000 respectively.
Amended and Restated 2013 - 2014 Corporate Incentive Plan. On May 20, 2014, the Compensation Committee approved the Company's Amended and Restated 2013 - 2014 Corporate Incentive Plan, (the "Amended and Restated 2013-14 CIP"). In order for a named executive officer to have received any payment under the Amended and Restated 2013-14 CIP for the year ended December 31, 2014, the Company would have had to meet the thresholds for each of the EBITDA and revenue targets included in the Amended and Restated 2013-14 CIP, as applicable, established by the Compensation Committee. The Amended and Restated 2013-14 CIP incorporated graduated thresholds for incremental payouts, ranging from 0% to 150%, based upon pre-determined quantitative goals and objectives, with each performance category assigned its own weight. For fiscal 2014, the targets were $13.2 million of consolidated revenue and ($12.24 million) of EBITDA, each as calculated pursuant to the Amended and Restated 2013-14 CIP. The revenue target, as so calculated, was achieved, but the EBITDA target, as so calculated, was not achieved. Accordingly, no payments were made to our named executive officers in respect of fiscal 2014 under the Amended and Restated 2013-14 CIP.
The Company did not maintain a Corporate Incentive Plan for the fiscal year ended December 31, 2015.

Equity Incentive Plans

The Compensation Committee of our predecessor entity Motricity, Inc. ("Motricity") approved the terms of the Motricity, Inc. Amended and Restated 2010 Long-Term Incentive Plan, (the "2010 LTIP"), and recommended it to the board of directors. The board of directors approved the 2010 LTIP on September 26, 2011, and the stockholders approved the 2010 LTIP on October 28, 2011. The 2010 LTIP provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, are eligible for grants under the 2010 LTIP.
In connection with the reorganization that consummated on April 9, 2013, at which time we became the successor entity to Motricity, we assumed all stock-based benefits plans of Motricity, including the 1999 Stock Option Plan of Motricity, Inc., Amended and Restated 2004 Stock Incentive Plan of Motricity, Inc. and the Motricity, Inc. 2010 Long-Term Incentive Plan, as amended and restated. At the effective time of the reorganization, each outstanding option to purchase shares of Motricity Common Stock became exercisable for the same number of shares of Voltari Common Stock, with no changes in the option exercise price or other terms and conditions of such options. We did not grant any awards under the 2010 LTIP in 2015.
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") denies a federal income tax deduction for certain compensation in excess of $1 million per year paid to the Chief Executive Officer and the three other most highly paid executive officers (other than a company’s Chief Executive Officer and the Chief Financial Officer) of a publicly-traded corporation. Certain types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. In addition, “grandfather” provisions may apply to certain compensation arrangements that were entered into by the corporation before it was publicly held. The Compensation Committee’s policy is to qualify compensation paid to named executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee has the right to authorize compensation that would not otherwise be deductible under Section 162(m) or otherwise when it considers it in our best interests to do so.
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
Retirement Benefits & Non-qualified Deferred Compensation
During 2015 we sponsored a 401(k) plan, which is a qualified retirement plan offered to all eligible employees, including our named executive officers, that permits eligible employees to elect to defer a portion of their compensation on a pre-tax basis. The Compensation Committee may in its sole discretion determine to approve a performance-based matching contribution, subject to the Company’s achievement of certain financial metrics.
Agreements with Named Executive Officers
Aaron Epstein. On May 1, 2015, we entered into an employment offer letter with Mr. Epstein (the "Epstein Offer Letter"), pursuant to which Mr. Epstein commenced serving as our President on May 15, 2015. Under the terms of the Epstein Offer Letter, Mr. Epstein is entitled to an annual base salary of $200,000, subject to annual adjustment in the discretion of the board of directors.

Under the terms of the Epstein Offer Letter, Mr. Epstein is eligible to participate in the Company’s incentive plans and is subject to standard non-disclosure, non-competition and non-solicitation covenants. Furthermore, under the Epstein Offer Letter, if the Company terminates Mr. Epstein’s employment without cause, as such term is defined in the Company’s Amended and Restated Executive Severance and Change of Control Plan (the"Plan"), he would receive six months of continued base salary payments.
Kenneth Goldmann, On September 23, 2015, we entered into an employment offer letter with Mr. Goldmann, (the "Goldmann Offer Letter"), pursuant to which Mr. Goldmann was to commence serving as our Chief Administrative and Accounting Officer on October 5, 2015. Under the terms of the Goldmann Offer Letter, Mr. Goldmann is entitled to an annual base salary of $175,000. Mr. Goldmann is subject to standard non-disclosure and non-solicitation covenants.
John Breeman. On August 14, 2013, we entered into an employment offer letter with Mr. Breeman, (the "Breeman Offer Letter"), pursuant to which Mr. Breeman commenced serving as our Chief Financial Officer. Under the terms of the Breeman Offer Letter, Mr. Breeman was entitled to an annual base salary of $220,000, subject to annual adjustment in the discretion of the board of directors. Additionally, in accordance with the terms of the Breeman Offer Letter and the Company’s 2010 Long-Term Incentive Plan, Mr. Breeman was granted options to purchase 10,000 shares of the Company’s common stock. Subject to continued employment on the applicable vesting dates, 25% of the options vest in equal tranches on each of the first four anniversaries of Mr. Breeman’s employment date, and 75% of the options vest on the third anniversary of Mr. Breeman’s employment date provided that certain stock price targets are achieved.
Under the terms of the Breeman Offer Letter, Mr. Breeman was eligible to participate in the Company’s Corporate Incentive Plan and was subject to standard non-disclosure, non-competition and non-solicitation covenants. Furthermore, under the Breeman Offer Letter, if the Company terminated Mr. Breeman’s employment without cause, as such term is defined in the Plan, he would receive six months of continued base salary payments. In January 2014, the Compensation Committee increased Mr. Breeman’s annual base salary to $231,151. Mr. Breeman's salary was not increased for fiscal 2015.
Mr. Breeman resigned from the Company and relinquished all offices and positions held with the Company effective April 22, 2016. No severance payments were made to Mr. Breeman in connection with his resignation.
Richard Sadowsky. In connection with Mr. Sadowsky's resignation, the Company entered into a Separation Agreement and Release with Mr. Sadowsky (the "Separation Agreement"), effective May 11, 2015. Pursuant to the terms of the Separation Agreement and subject to the terms and conditions set forth therein, the Company agreed not to seek to enforce the non-competition provisions of Mr. Sadowsky's offer letter and Mr. Sadowsky agreed to a unilateral general release of the Company from any and all claims arising out of his employment with the Company or the cessation thereof (other than claims arising pursuant to the Separation Agreement). Mr. Sadowsky remains subject to certain non-disclosure and non-solicitation covenants in accordance with their terms.
Non-Disclosure Agreements
In addition to the restrictive covenants contained in their offer letters, each of the named executive officers have agreed to comply with our non-disclosure and non-competition agreement, referred to as the Non-Disclosure Agreement, on the following terms, respectively:

Name	Employment Document	Non-Disclosure Agreement	Non- Compete	Non- Solicitation Period Length	Intellectual Property Protection
John Breeman	Offer Letter	Yes	1 Year	2 Years	1 Year
Aaron Epstein	Offer Letter	Yes	1 Year	2 Years	1 Year
Richard Sadowsky (1)	Offer Letter	Yes	1 Year	2 Years	1 Year
Kenneth Goldmann	Offer Letter	Yes	1 Year	2 Years	1 Year

(1) Pursuant to the terms of the Separation Agreement and subject to the terms and conditions set forth therein, the Company agreed not to seek to enforce the non-competition provisions of Mr. Sadowsky’s offer letter and Mr. Sadowsky agreed to a unilateral general release of the Company from any and all claims arising out of his employment with the Company or the cessation thereof (other than claims arising pursuant to the Separation Agreement). Mr. Sadowsky remains subject to certain non-disclosure and non-solicitation covenants in accordance with their terms.
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

In accordance with our Compensation Committee Charter, our Compensation Committee has adopted a compensation program for such non-employee directors.

On January 7, 2015, the board of directors approved a compensation reduction for the members of the board of directors. Commencing with the quarter ending March 31, 2015, board members received annual cash compensation in the amount of $10,000, paid quarterly, for their service on the board. The board of directors also determined that no restricted stock awards would be made to any directors in 2015 and no such awards were made to directors in 2015. On August 20, 2015, each member of the Board agreed to forfeit 14,705 shares of restricted common stock of the Company, constituting all of the shares awarded to each such director in August 2014 in connection with his service as a director of the Company. Further, in August 2015, in light of the Company's transformation plan, as describer in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, each of Hunter Gary and Andrew Roberto, as directors affiliated with Carl C. Icahn, the Company's majority stockholder, agreed that he would no longer receive any further compensation as a member of the board of directors.
On August 20, 2015, the board of directors also approved changes in the compensation payable to the Chairperson of the Board and each of its standing committees. Effective August 20, 2015, the Board (i) eliminated the additional compensation payable to the Chairperson of each of the Governance and Nominating, Compensation, and Strategic Alternatives Committees, (ii) reduced the additional compensation payable to the Chairperson of the Audit Committee to $5,000 annually, payable quarterly, and (iii) reduced the compensation payable to the Chairperson of the Board to $5,000 annually, payable quarterly.
The non-employee director compensation policy provides that non-employee directors must own a number of shares equal to some multiple of their cash retainer within five years of joining our board of directors. This ownership guideline was revised in May 2012 to require our non-employee members of the board to own three times their cash retainer within five years of joining our board of directors.
Below is a summary table of what our 2015 non-employee board members received through December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Total ($)
James L. Nelson (1)	5,000	5,000
Jaffrey A. Firestone	17,500	17,500
Hunter C. Gary (1)	15,000	15,000
Peter Shea (2)	3,750	3,750
Kevin Lewis	7,500	7,500
Andrew Roberto (1)	5,000	5,000

(1)	Resigned from the Board of Directors effective as of September 25, 2015.
(2)	Mr. Shea was appointed to the Board of Directors on September 24, 2015

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of April 13, 2016, certain information regarding the ownership of our capital stock, by (1) each person known to us to beneficially own 5.0% or more of common stock; (2) each of our name executive officers and directors and (3) all of our executive officers and directors, as a group. This information is based upon information received from or on behalf of the named individuals or from publicly available information and filings with the SEC by or on behalf of those persons.
Beneficial ownership, which is determined in accordance with the rules and regulations of the SEC, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of our common stock. The percentage of our common stock beneficially owned by a person or entity assumes that the person or entity has exercised all options and warrants and converted all convertible securities, the person or entity holds that are exercisable or convertible within 60 days of April 13, 2016, and that no other person or entity exercised any of their options or warrants or converted any of their convertible securities. Except as otherwise indicated below or in cases where community property laws apply, to our knowledge, the persons and entities named in the table possess sole voting and investment power over all shares of common stock shown as beneficially owned by the person or entity. The percentage of shares beneficially owned is based upon 8,994,814 shares of common stock outstanding as of April 13, 2016.

Name	Amount and Nature of Beneficial Ownership	Percent of Class
Entities affiliated with Carl C. Icahn (1)	4,739,620	52.3%
c/o Icahn Associates Corp. 767 Fifth Avenue, 46th Floor New York, NY 10153
Directors and Named Executive Officers:
Jaffrey A. Firestone	14,351	*
Peter Shea	_	*
Kevin Lewis	8,503	*
Aaron Epstein (2)	4,272	*
Kenneth Goldmann	_	*
All directors and executive officers as a group (5 persons)	27,126	*

*	Less than one percent of the outstanding shares of our common stock

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

(2)	Mr. Epstein's total includes 750 shares that will vest within 60 days of April 13, 2016

Securities Authorized for Issuance Under Equity Compensation Plans
The following table discloses the securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	41,150	7.85	445,589
Equity compensation plan not approved by security holders	—	—	—
Total	41,150	7.85	445,589

(1)	Includes 40,866 outstanding stock options and 284 outstanding restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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
In considering independence, the board of directors considered, in addition to relationships disclosed under "Certain Relationships and Related Transactions and Director Independence - Certain Relationships and Related Transactions." Mr. Shea's prior relationships with entities controlled by Mr. Carl C. Icahn described under "Directors." The board of directors has determined that Messrs. Shea, Firestone and Lewis are independent directors, as such term is defined in the corporate governance rules of NASDAQ.

Certain Relationships and Related Transactions
2015 Rights Offering
On February 27, 2015, we commenced a rights offering of up to an aggregate of 4,300,000 shares of our common stock (the “2015 Rights Offering”). Under the terms of the 2015 Rights Offering, we distributed to stockholders of record at the close of business on February 13, 2015 transferable subscription rights to purchase 0.9027 shares of common stock for every share of common stock owned on the record date. The 2015 Rights Offering included an over-subscription privilege, which permitted each subscriber that exercised its basic subscription right in full the option to purchase additional shares of common stock that remained unsubscribed at the expiration of the 2015 Rights Offering. If a subscriber exercised its basic subscription right or over-

subscription privilege to purchase less than 1,300,000 shares in the 2015 Rights Offering, the subscriber paid a price of $0.97 per whole share. If a subscriber exercised its basic subscription right or over-subscription privilege to purchase 1,300,000 shares or more in the 2015 Rights Offering and owned 33% or more of our issued and outstanding common stock following completion of the 2015 Rights Offering, the subscriber paid a price of $1.36 per whole share.
The 2015 Rights Offering was fully subscribed and closed on March 30, 2015. We received approximately $4.6 million in net proceeds from the 2015 Rights Offering and we intend to use these proceeds for general corporate and working capital purposes. Approximately 0.2 million shares were purchased by subscribers at the basic subscription price of $0.97 per whole share and approximately 4.1 million shares were purchased by subscribers at the premium subscription price of $1.36 per whole share.
Following the completion of the 2015 Rights Offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the owner of approximately 52.3% of our common stock. Entities affiliated with Mr. Carl C. Icahn paid the premium subscription price of $1.36 for all shares of common stock that were purchased in the 2015 Rights Offering, for an aggregate subscription price of approximately $5.5 million.
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

Term Loan
On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Carl C. Icahn, our controlling stockholder (“Koala”), entered into a revolving note (the “Revolving Note”). Pursuant to the Revolving Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Revolving Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Revolving Note also includes a fee of 0.25%, per annum, on undrawn amounts. Principal, interest and the undrawn amount fee become due on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Revolving Note, we may repay all or any portion of the amounts outstanding under the Revolving Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Revolving Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC. Only the undrawn amounts fee was outstanding under terms of the Revolving Note at December 31, 2015

Koala is beneficially owned by Carl C. Icahn, who, as of April 13, 2016, beneficially owned approximately 52.3% of the Company’s outstanding shares of common stock and approximately 97.9% of our Series J preferred stock. The term loan, as amended, was unanimously approved by a committee comprised of disinterested directors of the Company’s board of directors.
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
Insight Portfolio Group
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

Item 14.	Principal Accountant Fees and Services.

Audit Fees
During the years ended December 31, 2015 and 2014, we incurred fees and related expenses for professional services rendered by Grant Thornton relating to the audit and review of the financial statements of the respective years totaling approximately $0.4 million and $0.3 million, respectively. “Audit Fees” included fees for professional services and expenses relating to the reviews of our quarterly financial statements and our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, June 30, and September 30, 2015 and 2014. “Audit Fees” for years ended December 31, 2015 and 2014 also include fees relating to the procedures relating to our Forms S-1, S-4 and S-8 filings.
Audit-Related Fees
None.
Tax Fees
None.
All Other Fees
None.
Pre-Approval Policies and Procedures
The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor. All audit-related and tax services for fiscal years 2015 and 2014 by Grant Thornton were pre-approved by the Audit Committee of the Company.
The Audit Committee has determined that the rendering of the services by Grant Thornton, other than the audit services, is compatible with maintaining the principal accountant’s independence.

Item 15.	Exhibits and Financial Schedules
(a) List of documents filed as part of this report or incorporate herein by reference:

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

VOLTARI CORPORATION

Date:	April 29, 2016	By:	/s/ Kenneth Goldmann
Chief Administrative and Accounting Officer
(acting principal executive officer and acting principal financial officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1
Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Acting Principal Executive Officer and Acting Principal Financial Officer.*

*	Filed herewith.