Form 10-Q
period 2016-03-31
Voltari Corp
filed 2016-05-13
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 11, 2016, there were 8,994,814 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Real estate investments, net	$3,555	$3,592
Cash and cash equivalents	262	1,180
Accounts receivable, net of allowance for doubtful accounts of $12 and $12 at March 31, 2016 and December 31, 2015 respectively	12	32
Prepaid expenses and other current assets	816	856
Property and equipment, net	210	252
Other assets	92	92
Total assets	$4,947	$6,004
Liabilities, redeemable preferred stock and stockholders’ deficit

Accounts payable and accrued expenses	$733	$683
Accrued compensation	155	93
Deferred rent income	—	17
Revolving note	17	10
Deferred rent expense	29	29
Other liabilities	1,558	1,541
Total liabilities	2,492	2,373

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; 1,170,327 shares issued and outstanding at March 31, 2016 and December 31, 2015. Redemption value: $45,728 and $44,292 at March 31, 2016 and December 31, 2015, respectively.	$42,909	$41,305

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at March 31, 2016 and December 31, 2015, 8,994,814 shares issued and outstanding at March 31, 2016 and December 31, 2015.	9	9
Additional paid-in capital	560,569	562,204
Accumulated deficit	(601,078)	(599,938)
Accumulated other comprehensive income	46	51
Total stockholders’ deficit	(40,454)	(37,674)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$4,947	$6,004
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$41	$—

Operating expenses
General and administrative, excluding depreciation	1,045	1,179
Depreciation and amortization	69	43
Acquisition and transaction related	16	—
Total operating expenses	1,130	1,222
Operating loss	$(1,089)	$(1,222)
Interest expense & Revolving note fees	(6)	—
Loss from continuing operations before income taxes	(1,095)	(1,222)
Provision for income taxes	—	—
Net loss from continuing operations	(1,095)	(1,222)
Net loss from discontinued operations	(45)	(1,660)
Net loss	$(1,140)	$(2,882)
Accretion of redeemable preferred stock	(199)	(169)
Series J redeemable preferred stock dividends	(1,436)	(1,281)
Net loss attributable to common stockholders	$(2,775)	$(4,332)

Net loss per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.30)	$(0.56)
Discontinued operations	(0.01)	(0.35)
Total net loss per share attributable to common stockholders	$(0.31)	$(0.91)

Weighted-average common shares outstanding – basic and diluted	8,994,814	4,785,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(1,140)	$(2,882)
Other comprehensive income:
Foreign currency translation adjustment	(5)	17
Comprehensive loss	$(1,145)	$(2,865)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance as of December 31, 2015	8,994,814	$9	$562,204	$(599,938)	$51	$(37,674)
Net loss	—	—	—	(1,140)	—	(1,140)
Other comprehensive income	—	—	—	—	(5)	(5)
Redeemable preferred stock dividends	—	—	(1,436)	—	—	(1,436)
Accretion of redeemable preferred stock	—	—	(199)	—	—	(199)
Balance as of March 31, 2016	8,994,814	$9	$560,569	$(601,078)	$46	$(40,454)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,140)	$(2,882)
Loss from discontinued operations	45	1,660
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69	43
Amortization of lease intangible	10	—
Stock-based compensation expense	—	48
Non-cash interest expense	6	—
Other non-cash adjustments	(5)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	40	769
Accounts payable and accrued expenses	71	479
Net cash (used in) provided by operating activities - continuing operations	(904)	117
Net cash (used in) operating activities - discontinued operations	(17)	(2,280)
Net cash used in operating activities	(921)	(2,163)

Cash flows from investing activities:
Proceeds provided by the sale of fixed assets	3	5
Net cash provided by investing activities - discontinued operations	3	5
Net cash provided by investing activities	3	5

Cash flows from financing activities:
Proceeds from sale of common stock	—	5,755
Rights offering costs	—	(465)
Net cash provided by financing activities	—	5,290
Effect of exchange rate changes on cash and cash equivalents	—	19
Net (decrease) increase in cash and cash equivalents	(918)	3,151
Cash and cash equivalents at beginning of period	1,180	6,447
Cash and cash equivalents at end of period	$262	$9,598
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K ("10-K"). The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or for any other period.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include those involved in recognition of revenue, the allowance for doubtful accounts receivable, valuation of long-lived and intangible assets, provision for income taxes, stock-based compensation, accounting for our redeemable preferred stock, litigation and other loss contingencies. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations.

Significant Accounting Policies - Real Estate Investments
As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the following significant accounting policies. Management believes there have been no other material changes to our significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, with the exception of the standards adopted this period,

Investments in real estate will be recorded at cost. Improvements and replacements will be capitalized when they extend the useful life of the asset. Costs of repairs and maintenance will be expensed as incurred. The fair value of the tangible assets of an acquired property with an in-place operating lease will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases will be determined by considering current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases will be recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed-rate renewal options for below-market leases.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to evaluate for each reporting period whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosure in certain circumstances. The new standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company adopted this standard effective as of January 1, 2016.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard effective as of January 1, 2016.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminates the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted the standard effective as of January 1, 2016.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP — which requires only capital leases to be recognized on the balance sheet — the new ASU will require both types of leases to be recognized on the balance sheet. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2018 with earlier adoption permitted. The Company is currently evaluating the impact of this new standard.

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

Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

	Useful life	As of
		March 31, 2016
Real Estate Investments, at cost:
Land		$1,454
Building, fixtures and improvements	10 - 40 yrs.	1,780
Total tangible assets		3,234
Total acquired intangibles - in-place leases	57 mos.	395
Total cost of Real Estate Investments		3,629
Less: Accumulated depreciation and amortization		(74)
Total cost of Real Estate Investments, net		$3,555

4. Discontinued Operations

Discontinued operations on the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31, 2016
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$—	$—	$—
Operating loss	(48)		(48)
Other income	3		3
Pre-tax loss	(45)	—	(45)
Net loss from discontinued operations	$(45)	$—	$(45)

	Three Months Ended March 31, 2015
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$2,043	$—	$2,043
Operating loss	(1,620)	(44)	(1,664)
Other income (loss)	5	(1)	4
Pre-tax loss	(1,615)	(45)	(1,660)
Net loss from discontinued operations	$(1,615)	$(45)	$(1,660)

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

On August 6, 2015, we committed to and began implementing a transformation plan pursuant to which among other things we exited the mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties

Restructuring costs related to our exit from the mobile marketing and advertising business of less than $0.1 million have been incurred during the three months ended March 31, 2016, primarily related to facilities expenses, and are included in net loss from discontinued operations.

6. Revolving Note

On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Carl C. Icahn, our controlling stockholder (“Koala”), entered into a revolving note (the “Note”). Pursuant to the Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Note, we may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC. Only the undrawn amounts fee was outstanding under terms of the Note at March 31, 2016.

7. Redeemable Preferred Stock

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of our 13% Redeemable Series J Preferred Stock (the"Series J Preferred Stock")and warrants to acquire 1,014,982 common shares in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

Our Series J preferred stock contains certain redemption features and was classified as mezzanine equity at March 31, 2016 and December 31, 2015 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder (a) if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, or (b) if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event were to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $15.0 million, in-kind rather than in cash. Accordingly, we have increased the carrying value of our Series J preferred stock for the amount of the paid in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

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

As of March 31, 2016, our Series J preferred stock has an aggregate redemption value of approximately, $45.7 million including paid in-kind dividends of $15.0 million and accrued dividends of $1.4 million which are included within Other liabilities on our condensed consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0.2 million for the three months ended March 31, 2016, and $0.2 million for the three months ended March 31, 2015.

In connection with the closing of our rights offering on March 30, 2015 (See Note 8 - Rights Offering), entities affiliated with Mr. Carl C. Icahn, our largest shareholder, became the owner of approximately 52.3% of our common stock, which resulted in a change of control of the Company. This constituted a redemption event pursuant to the terms and conditions of the Series J preferred stock, and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem all or a portion of such holder’s shares of Series J preferred stock. Entities affiliated with Mr. Carl C. Icahn waived their option to redeem Series J preferred stock in connection with the change in control resulting from the completion of the rights offering that closed on March 30, 2015. On April 13, 2015 we redeemed 29,316 shares of Series J preferred stock for approximately $1.0 million in cash from holders not affiliated with Mr. Carl C. Icahn. Following the April 13, 2015 redemption of Series J preferred stock, entities affiliated with Mr. Carl C. Icahn became the owner of approximately 97.9% of our Series J preferred stock.

8. Rights Offering

On February 27, 2015, we commenced a rights offering of up to an aggregate of 4,300,000 shares of our common stock. Under the terms of the rights offering, we distributed to stockholders of record at the close of business on February 13, 2015 transferable subscription rights to purchase 0.9027 shares of common stock for every share of common stock owned on such date.

The rights offering was fully subscribed and closed on March 30, 2015. We received approximately $4.6 million in net proceeds from the rights offering, including approximately 96% from entities affiliated with Mr. Carl C. Icahn. Costs related to the rights offering of $0.7 million, which were charged against the proceeds of the offering in the first quarter of 2015.

Following the completion of the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the owner of approximately 52.3% of our common stock. Entities affiliated with Mr. Icahn also own warrants to purchase an additional 9.7% of our common stock, which warrants are currently unexercisable by Mr. Icahn and such affiliated entities.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net loss attributable to common stockholders	$(2,775)	$(4,332)

Weighted-average common shares outstanding - basic and diluted	8,994,814	4,785,389

Net loss per share attributable to common stockholders - basic and diluted	$(0.31)	(0.91)

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

	March 31,
	2016	2015
Common stock issuable upon exercise of Warrants	1,014,958	1,014,982
Options to purchase common stock	41,150	140,311
Restricted stock	—	73,525
Total securities excluded from net loss per share attributable to common stockholders	1,056,108	1,228,818

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Legal Proceedings

Legal Proceedings
Putative Securities Class Action. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle (the "Court") on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in Motricity’s initial public offering. Motricity, which was our predecessor registrant, is now our wholly-owned subsidiary and has changed its name to Voltari Operating Corp. The defendants in the case were Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner; and the underwriters in Motricity’s initial public offering, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint sought, inter alia, damages, including interest and plaintiff’s costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011. The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013, we filed a motion to dismiss the third amended complaint, which was granted by the Court on October 1, 2013. On October 31, 2013, the plaintiffs filed a notice of appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit. On April 25, 2014, the plaintiffs filed their opening appellate brief and on July 24, 2014 we filed our answering brief. On May 3, 2016, following oral arguments in the case on April 8, 2016, a three judge panel of the United States Court of Appeals for the Ninth Circuit unanimously affirmed the Court's decision dismissing all claims with prejudice.
In addition to the above litigation, from time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
11. Subsequent Events

On April 7, 2016 we drew down $1 million on the Note we have with our lender, Koala to fund ongoing operating costs.

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

•	our ability to protect and make use of our substantial net operating loss carryforwards;

•	our ability to implement our transformation plan;

•	our ability to compete in the highly competitive real estate investment industry;

•	the impact of government regulation, legal requirements or industry standards relating to commercial real estate;

•	our limited experience acquiring and managing commercial real properties;

•	our ability to execute real estate acquisitions;

•	risks generally associated with the commercial real estate investment business;

•	our ability to meet the criteria required to remain listed on NASDAQ;

•	the ongoing benefits and risks related to our relationship with Mr. Carl C. Icahn, our principal beneficial stockholder and principal lender, through certain of his affiliates;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

•	our leadership transition.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, projections and pro forma financial information, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above, as well as the risks and uncertainties discussed in Item 1A - Risk Factors of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the fiscal year ended December 31, 2015. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

References in this Quarterly Report on Form 10-Q to “Voltari,” “the Company,” “we,” “us” and “our” are to Voltari Corporation.

Recent Developments & Transformation Plan

Transformation Plan -- In August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. The Company intends to lease such properties pursuant to so-called “double net” or “triple net” leases. The Company has significantly reduced its workforce in connection with its transformation plan. We intend to acquire properties primarily in the Northeast United States. Future acquisitions are intended to be initially financed through borrowings available under our $10 million Note (as defined herein) with Koala (as defined herein).

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
On December 3, 2015, We entered into a purchase and sale agreement (the “Purchase Agreement”) with Flanders Holding, LLC, a Texas limited liability company (the “Seller”), to acquire all of Seller’s right, title and interest in a real estate parcel located in Flanders, New York, for approximately $2.8 million. The Purchase Agreement was amended on January 11, 2016, February 10, 2016 and March 10, 2016, to extend the period in which we are required to complete our due diligence of the property.
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
The Purchase Agreement contains customary representations, warranties and covenants by the parties and the closing of the purchase is subject to customary conditions precedent, including a due diligence period which has not concluded. We make no assurances that the conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all.
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

Results of Operations
On May 30, 2014, we completed the sale of our messaging business in the U.S. and Canada. Further, on September 1, 2014, we completed the sale of our wireless carrier business in the UK. In August, 2015 we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. As a result, these businesses are reported as discontinued operations in the condensed consolidated financial statements for the requisite periods presented in this Quarterly Report on Form 10-Q. See discussion of net loss from discontinued operations below and Note 4 - Discontinued Operations to our condensed consolidated financial statements for more information.

Our continuing operations for the three months ended March 31, 2016 consist of revenues and expense related to commercial real estate operations which commenced in August 2015, as well as general and administrative costs, depreciation and amortization which are not directly attributable to discontinued operations. Continuing operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff as well as all legal and other professional fees, insurance and other costs not directly attributable to the mobile marketing and advertising business or our other discontinued operations.

Total revenue
We commenced commercial real estate operations in August 2015. Revenue from continuing operations for the Three months ended March 31, 2016 consists of rental income from property acquired on September 17, 2015.

	Three Months Ended
	March 31,		$ Change
	2016	2,015
	(Dollars in thousands)
Total revenue	$41	$—	$41

Operating expenses

	Three Months Ended
	March 31,
	2016	2015	$ Change
	(Dollars in thousands)
General and administrative, excluding depreciation	$1,045	$1,179	$(134)
Depreciation and amortization	69	43	26
Acquisition transaction and integration costs	16	$—	16
Total operating expenses	$1,130	$1,222	$(92)

General and administrative, excluding depreciation
For the three months ended March 31, 2016, general and administrative expense, excluding depreciation, declined by approximately $0.1 million from the three months ended March 31, 2015, due to:

•	$0.2 million decrease in personnel costs, resulting from January 2015 staff reductions, as well as staff reductions in connection with our transformation plan in August 2015; partially offset by

•	$0.2 million increase in legal and professional fees

•	$0.1 reduction in facilities costs

Depreciation and amortization
Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 relates primarily to real estate (2016 only), general office computer equipment, furniture, computer software and leasehold improvements related to the New York City office.

Net loss from discontinued operations

	Three Months Ended
	March 31,
	2016	2015	$ Change
	(Dollars in thousands)
Net loss from discontinued operations	$(45)	$(1,660)	$1,615

Results of operations for our mobile marketing and advertising business, which terminated in August 2015, are included in discontinued operations for all periods presented. Results from discontinued operations for the three months ended March 31, 2016 and 2015 also reflect residual charges related to operations discontinued in 2014 and prior years. See Note 4 - Discontinued Operations to our condensed consolidated financial statements for more information.

For the three months ended March 31, 2016, discontinued operations reflected a net loss of $0.1 million compared to a net loss of $1.7 million for the three months ended March 31, 2015. This change in results from discontinued operations is due primarily to:

•	$0.5 million decrease related to product development which was substantially curtailed in the first quarter of 2015, resulting in lower expense;

•	$1.3 million decrease in direct third party expenses resulting from our exit from the mobile marketing and advertising business;

•	$0.8 million decrease in network operations expense, resulting from closing our Seattle datacenter in the first quarter of 2015;

•	$0.8 million decrease in sales and marketing expense, resulting from executing our transformation plan;

•	$0.1 million decrease in depreciation and amortization expense following asset impairment and disposal of assets related to curtailment of data center operations in the first quarter of 2015;

•
$0.1 million decrease in general and administrative, other income and expense, primarily related to restructuring in the first quarter of 2015 and executing our transformation plan, partially offset by:

•	$2.0 million decrease in revenue, resulting from our exit from the mobile marketing and advertising business.

Net loss

	Three Months Ended
	March 31,
	2016	2015	$ Change
	(Dollars in thousands)
Net loss	$(1,140)	$(2,882)	$1,742
The $1.7 million improvement in net loss is primarily due to the reduction in discontinued operations expenses described above.

Liquidity and Capital Resources
General
Our principal needs for liquidity have been to fund operating losses, working capital requirements, capital expenditures, debt service, restructuring expenses, international activity, acquisitions and integration. Our principal sources of liquidity as of March 31, 2016 consisted of cash and cash equivalents of approximately $0.3 million.
On August 7, 2015, we (as borrower) and Koala Holding LP (as lender), an affiliate of Mr. Carl C. Icahn, our controlling stockholder (“Koala”), entered into a revolving note (the “Note”). Pursuant to the Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Note, we may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC. The full $10 million was available for borrowings under the Note at December 31, 2015 and as of the date of this Quarterly Report on Form 10-Q. To the extent we are unable to replace or refinance the Note prior to its maturity we may not have sufficient capital resources to repay any amounts borrowed thereunder. There can be no assurance that we will be able to replace or refinance the Note on commercially reasonable terms, if at all. On April 7, 2016 we drew down $1 million on the Note to fund ongoing operating costs.

In August, 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real properties. We expect that the acquisition of commercial real properties, the cost of operations and working capital requirements will be our principal need for liquidity in the future. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the commercial real estate industry and the success of our transformation plan. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using borrowings available under the Note and our cash and cash equivalents on hand. We currently intend to leverage real properties that we may acquire, but cannot assure that we will be able to do so on commercially reasonable terms, if at all.
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

Cash flows
As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $0.3 million and $1.2 million, respectively. The decrease reflects cash used in operating and investing activities of $0.9 million.

Net cash used in operating activities
The change in our operating assets and liabilities was driven by an increase in accounts payable and other accrued expenses of $0.1 million resulted primarily from the increase in payroll costs accrued related to the execution of our transformation plan.

Net cash from investing activities
For the three months ended March 31, 2016, no net cash was used in investing activities. Net cash provided by investing activities - discontinued operations consisted of proceeds from disposition of fixed assets of less than $0.1 million.

Net cash from financing activities

For the three months ended March 31, 2016, no net cash was provided by financing activities.

Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we do not have any off-balance sheet arrangements.

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

As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the significant accounting policies described in Note 2 - Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Estimates related to the allocated cost of investments in real estate among land, other tangible and intangible assets affect future depreciation and amortization expense as well as the amount of reported assets.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to evaluate for each reporting period whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosure in certain circumstances. The new standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company adopted this standard effective as of January 1, 2016.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company adopted the standard effective as of January 1, 2016.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminates the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted the standard effective as of January 1, 2016.

A detailed discussion of our critical accounting policies and estimates is available in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Note 2 - Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Except for accounting policies disclosed above, there have been no material changes with respect to those policies or estimates during the period covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See discussion of recent accounting pronouncements in Note 2 - Summary of Significant Accounting Policies in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide qualitative and quantitative disclosures about market risk because we are a smaller reporting company.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Administrative and Accounting Officer, who as of the date of this report is performing the functions of our acting principal executive officer and acting principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Administrative and Accounting Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Administrative and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in Part 1, Item 3 of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the fiscal year ended December 31, 2015., except as set forth in Note 10---Legal Proceedings in our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2015, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors disclosed in Part I, Item 1A in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2015.

Item 5.    Other Information.

None

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

10.1	Offer Letter by and between Voltari Corporation and Andrea Paraschiviou, dated April 29, 2016. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 5, 2016).

31	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Administrative and Accounting Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Administrative and Accounting Officer.

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLTARI CORPORATION

Date:	May 12, 2016	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Chief Administrative and Accounting Officer (Acting Principal Executive Officer and Acting Principal Financial Officer)