Form 10-Q
period 2016-06-30
Voltari Corp
filed 2016-08-11
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 000-55419

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 2, 2016, there were 8,994,814 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate investments, net	$6,325	$3,592
Cash and cash equivalents	567	1,180
Accounts receivable, net of allowance for doubtful accounts of $12 and $12 at June 30, 2016 and December 31, 2015 respectively	9	32
Prepaid expenses and other current assets	494	856
Property and equipment, net	170	252
Other assets	87	92
Total assets	$7,652	$6,004
Liabilities, redeemable preferred stock and stockholders’ deficit

Accounts payable and accrued expenses	$509	$683
Accrued compensation	29	93
Deferred rent income	17	17
Revolving note	3,596	10
Deferred rent expense	28	29
Other liabilities	1,773	1,541
Total liabilities	5,952	2,373

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; 1,170,327 shares issued and outstanding at June 30, 2016 and December 31, 2015. Redemption value: $47,210 and $44,292 at June 30, 2016 and December 31, 2015, respectively.	$44,552	$41,305

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at June 30, 2016 and December 31, 2015, 8,994,814 shares issued and outstanding at June 30, 2016 and December 31, 2015.	9	9
Additional paid-in capital	558,879	562,204
Accumulated deficit	(601,791)	(599,938)
Accumulated other comprehensive income	51	51
Total stockholders’ deficit	(42,852)	(37,674)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$7,652	$6,004
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$58	$—	$99	$—

Operating expenses
General and administrative, excluding depreciation	671	1,340	1,717	2,560
Depreciation and amortization	76	43	144	86
Acquisition and transaction related	2	—	18	—
Total operating expenses	749	1,383	1,879	2,646
Operating loss	$(691)	$(1,383)	$(1,780)	$(2,646)
Interest expense	(30)	—	(36)	—
Loss from continuing operations before income taxes	(721)	(1,383)	(1,816)	(2,646)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(721)	(1,383)	(1,816)	(2,646)
Net income (loss) from discontinued operations	8	(237)	(37)	(1,857)
Net loss	$(713)	$(1,620)	$(1,853)	$(4,503)
Accretion of redeemable preferred stock	(207)	(176)	(407)	(345)
Series J redeemable preferred stock dividends	(1,482)	(1,308)	(2,918)	(2,589)
Net loss attributable to common stockholders	$(2,402)	$(3,104)	$(5,178)	$(7,437)

Net loss per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.27)	$(0.32)	$(0.58)	$(0.81)
Discontinued operations	—	(0.03)	—	(0.27)
Total net loss per share attributable to common stockholders	$(0.27)	$(0.35)	$(0.58)	$(1.08)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,992,475	8,994,814	6,900,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss	$(713)	$(1,620)	$(1,853)	$(4,503)
Other comprehensive income:
Foreign currency translation adjustment	—	8	—	25
Comprehensive loss	$(713)	$(1,612)	$(1,853)	$(4,478)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance as of December 31, 2015	8,994,814	$9	$562,204	$(599,938)	$51	$(37,674)
Net loss	—	—	—	(1,853)	—	(1,853)
Other comprehensive income	—	—	—	—	—	—
Redeemable preferred stock dividends	—	—	(2,918)	—	—	(2,918)
Accretion of redeemable preferred stock	—	—	(407)	—	—	(407)
Balance as of June 30, 2016	8,994,814	$9	$558,879	$(601,791)	$51	$(42,852)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,853)	$(4,503)
Loss from discontinued operations	37	1,857
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	86
Amortization of lease intangible	21	—
Stock-based compensation expense	—	1
Non-cash interest expense	36	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	363	882
Accounts payable and accrued expenses	(95)	(1,825)
Deferred rent expense	(1)	—
Net cash used in operating activities - continuing operations	(1,348)	(3,502)
Net cash used in operating activities - discontinued operations	(1)	(58)
Net cash used in operating activities	(1,349)	(3,560)

Cash flows from investing activities:
Purchases of real estate	(2,817)	—
Proceeds from the sale of fixed assets	3	218
Net cash used in investing activities - continuing operations	(2,817)
Net cash provided by investing activities - discontinued operations	3	218
Net cash (used in) provided by investing activities	(2,814)	218

Cash flows from financing activities:
Proceeds from sale of common stock	—	5,755
Proceeds from debt facilities	3,550	—
Rights offering costs	—	(465)
Proceeds from exercise of common stock options and warrants	—	22
Redemption of Series J preferred stock	—	(1,012)
Net cash provided by financing activities	3,550	4,300
Effect of exchange rate changes on cash and cash equivalents	—	25
Net (decrease) increase in cash and cash equivalents	(613)	983
Cash and cash equivalents at beginning of period	1,180	6,448
Cash and cash equivalents at end of period	$567	$7,431

Supplemental disclosure of non-cash financing activities:
Series J redeemable preferred stock dividend paid-in-kind	2,841	2,548
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Description and Basis of Presentation

Business Description
Voltari Corporation (“Voltari” or the “Company”) is in the business of acquiring, financing and leasing commercial real properties. The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. It is anticipated that the majority of the remaining costs related to the transformation plan will be incurred during 2016. Additional amounts to be incurred during the balance of 2016, if any, cannot be reasonably estimated.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended on April 29, 2016 ("Form 10-K"). The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or for any other period.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include those involved in recognition of revenue, valuation of long lived assets, valuation allowance on the deferred tax asset, stock-based compensation, redeemable preferred stock, litigation and other loss contingencies. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations.

Significant Accounting Policies - Real Estate Investments
As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the following significant accounting policies. Management believes there have been no other material changes to our significant accounting policies discussed in Note 2 of our Form 10-K, with the exception of the standards adopted this period.

Investments in real estate will be recorded at acquisition date fair value. Improvements and replacements will be capitalized when they extend the useful life of the asset. Costs of repairs and maintenance will be expensed as incurred. The fair value of the tangible assets of an acquired property with an in-place operating lease will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases will be determined by considering current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases will be recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed-rate renewal options for below-market leases.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Depreciation will be computed using the straight-line method over the estimated useful lives of up to 45 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Capitalized above-market lease values will be amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values will be amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, will be amortized to expense over the remaining periods of the respective leases.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015.  The Company adopted the standard effective as of January 1, 2016.

In April, 2015, the FASB issued ASU 2015-05 Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (Topic 350). The update provides criteria for customers in a cloud computing arrangement to determine whether the arrangement included a license of software. The guidance is effective for fiscal years and interim reporting periods beginning after December 15, 2016. The Company adopted the standard effective as of January 1, 2016.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of the new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard will supersede the existing guidance for lease accounting and states that companies will be required to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 requires qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand the nature of the entity’s leasing activities, including significant judgments and changes in judgments. Within ASU 2016-02 lessor accounting remained fairly unchanged. In adopting ASU 2016-02, companies will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for the fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of this new standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This update standard is effective for fiscal years beginning after December 15, 2019. . The Company is currently evaluating the impact of this new standard on our consolidated financial statements.

3. Real Estate Investments

On May 18, 2016, we, through our wholly owned subsidiary, Voltari Real Estate Holding LLC ("Voltari Holdings"), completed the acquisition of a real estate parcel in Flanders, New York (“the Flanders Property”) from Flanders Holding, LLC ("Seller") pursuant to the Purchase and Sale Agreement, between Voltari Holdings and the Seller, dated December 3, 2015, as amended on January 11, 2016, February 10, 2016 and March 10, 2016, for a purchase price of approximately $2.82 million, inclusive of all costs, escrows and reserves. The purchase price was paid using cash on hand and borrowings under the Company’s revolving loan facility with Koala Holding LP ("Koala"), an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder. The revolving loan facility bears interest at a per annum rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum.

The property is a single tenant retail convenience store is located on the Flanders Property, which is subject to a lease (the “Lease”) with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”), of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, 7-Eleven is responsible for the payment of base rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. Voltari Holdings, as landlord following the consummation of the acquisition of the Flanders Property, is responsible for certain maintenance and repair costs. Average annual rental income for the property over the remaining Original Term of the lease is approximately $160,000.

Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Useful life	As of
		June 30, 2016
Real Estate Investments, at cost:
Land		$2,345
Building, fixtures and improvements	10 - 45 yrs.	3,494
Total tangible assets		5,839
Total acquired intangibles - in-place leases	5 to 13 yrs.	607
Total cost of Real Estate Investments		6,446
Less: Accumulated depreciation and amortization		(121)
Total cost of Real Estate Investments, net		$6,325

Intangible amortization expense for the six months ended June 30, 2016 amounted to $43,576 of which $20,593 of favorable lease amortization was reflected as a reduction in revenue. Expected lease amortization for each of the next five years and thereafter is as follows (dollars in thousands):

Balance of 2016	$49
2017	99
2018	99
2019	99
2020	57
2021	15
Thereafter	124

4. Discontinued Operations

The effect of discontinued operations on the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30, 2016
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$—	$—	$—
Operating income	8	—	8
Other income	—	—	—
Pre-tax income	8	—	8
Net income from discontinued operations	$8	$—	$8

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30, 2015
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$663	$—	$663
Operating loss	(334)	(18)	(352)
Other income	115	—	115
Pre-tax loss	(219)	(18)	(237)
Net loss from discontinued operations	$(219)	$(18)	$(237)

Discontinued operations on the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Six Months Ended June 30, 2016
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$—	$—	$—
Operating loss	(40)	—	(40)
Other income (expense), net	3	—	3
Pre-tax loss	(37)	—	(37)
Provision for taxes	—	—	—
Net loss from discontinued operations	$(37)	$—	$(37)

	Six Months Ended June 30, 2015
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$2,707	$—	$2,707
Operating loss	(1,914)	(62)	(1,976)
Other income (expense), net	120	(1)	119
Pre-tax loss	(1,794)	(63)	(1,857)
Provision for taxes	—	—	—
Net loss from discontinued operations	$(1,794)	$(63)	$(1,857)

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Restructuring

In the first quarter of 2015, we significantly reduced the size of our engineering department and terminated operations at our Seattle Data Center as part of an effort to reduce our operating expenses, particularly the cost of research and development and advertising delivery.

On August 6, 2015, we committed to and began implementing a transformation plan pursuant to which among other things we exited the mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties

6. Revolving Note

On August 7, 2015, we (as borrower) and Koala (as lender), an affiliate of Carl C. Icahn, our controlling stockholder, entered into a revolving note (the “Note”). Pursuant to the Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Note, we may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Holdings. During the quarter ended June 30, 2016 borrowings from this loan facility totaled $3.55 million, primarily due to borrowings in connection with the acquisition of the Flanders Property. The outstanding balance, including accumulated interest of $0.05 million, totaled $3.60 million as of June 30, 2016.

7. Redeemable Preferred Stock

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of our 13% Redeemable Series J Preferred Stock (the "Series J preferred stock") and warrants to acquire 1,014,982 shares of our common stock in exchange for approximately $30 million in cash. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in redeemable preferred stock on the accompanying condensed consolidated balance sheets.

Our Series J preferred stock contains certain redemption features and was classified as mezzanine equity at June 30, 2016 and December 31, 2015 since the shares are (i) redeemable for cash, at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder (a) if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, or (b) if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event were to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $16.5 million, in-kind rather than in cash. Accordingly, we have increased the carrying value of our Series J preferred stock for the amount of the paid in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

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

As of June 30, 2016, our Series J preferred stock has an aggregate redemption value of approximately, $47.2 million including paid in-kind dividends of $16.5 million and accrued dividends of $1.5 million which are included within Other liabilities on our condensed consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0.2 million for the three months and $0.4 million for the six months ended June 30, 2016. For the three and six month periods ending June 30, 2015 the amounts were $0.2 million and $0.3 million respectively.

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

The rights offering was fully subscribed and closed on March 30, 2015. We received approximately $4.6 million in net proceeds from the rights offering, including approximately 96% from entities affiliated with Mr. Carl C. Icahn. Costs related to the rights offering of $0.7 million, were charged against the proceeds of the offering in the first quarter of 2015.

Following the completion of the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the owner of approximately 52.3% of our common stock. Entities affiliated with Mr. Icahn also own warrants to purchase an additional 9.7% of our common stock. These warrants are currently unexercisable by Mr. Icahn and such affiliated entities.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Three Months Ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(2,402)	$(3,104)	$(5,178)	$(7,437)

Weighted-average common shares outstanding - basic and diluted	8,994,814	8,992,475	8,994,814	6,900,554

Net loss per share attributable to common stockholders - basic and diluted	$(0.27)	$(0.35)	$(0.58)	$(1.08)

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the applicable period. Diluted net loss per share attributable to common stockholders includes the effects of any warrants, options and other potentially dilutive securities outstanding during the period. Due to net losses, for the periods presented, there were no potentially dilutive securities outstanding, therefore basic and diluted net loss per share attributable to common stockholders are equal. The following table presents the outstanding antidilutive securities excluded from the calculation of net loss per share attributable to common stockholders:

	June 30,
	2016	2015
Common stock issuable upon exercise of Warrants	1,014,958	1,014,958
Options to purchase common stock	26,150	57,811
Restricted stock	—	73,525
Total securities excluded from net loss per share attributable to common stockholders	1,041,108	1,146,294

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

11. Subsequent Events

On July 29, 2016, in connection with our ongoing implementation of our previously disclosed transformation plan, our President, Aaron Epstein, was terminated by the Company. In connection with Mr. Epstein’s termination, the Company entered into a separation agreement and release with Mr. Epstein (the “Separation Agreement”), dated as of July 29, 2016. Pursuant to the terms of the Separation Agreement and consistent with the terms of Mr. Epstein’s employment offer letter, dated May 1, 2015, Mr. Epstein will receive an amount equal to one half of his annualized base salary, payable over six months in accordance with the Company's normal payroll practices, and Mr. Epstein has agreed to a general release of the Company from any and all claims arising out of his employment with the Company or the termination thereof (other than claims arising pursuant to the Separation Agreement).

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

•	our ability to protect and make use of our substantial net operating loss carryforwards;

•	our ability to implement our transformation plan;

•	our ability to compete in the highly competitive real estate investment industry;

•	the impact of government regulation, legal requirements or industry standards relating to commercial real estate;

•	our limited experience acquiring and managing commercial real properties;

•	our ability to execute real estate acquisitions;

•	risks generally associated with the commercial real estate investment business, including the credit risk associated with our tenants;

•	our ability to meet the criteria required to remain listed on NASDAQ;

•	the ongoing benefits and risks related to our relationship with Mr. Carl C. Icahn, our principal beneficial stockholder and principal lender, through certain of his affiliates;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

•	our leadership transition.

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

References in this Quarterly Report on Form 10-Q to “Voltari,” “the Company,” “we,” “us” and “our” are to Voltari Corporation.

Recent Developments & Transformation Plan

Transformation Plan -- In August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. In the three and six months ended June 30, 2016 our losses related to discontinued operations decreased compared to the same periods in 2015 due in part to a decrease in expenditures related to discontinuing our mobile marketing and advertising business and the continuing execution of our transformation plan.

The Company intends to lease such properties pursuant to so-called “double net” or “triple net” leases. The Company has significantly reduced its workforce in connection with its transformation plan. We intend to acquire properties primarily in the Northeast United States. Future acquisitions are intended to be initially financed through borrowings available under our $10 million Note (as defined herein) with Koala (as defined herein). In September, 2015, and May 2016 we acquired real estate parcels in New Jersey and New York respectively.

Real Property Acquisitions—In connection with the execution of our transformation plan, on September 17, 2015, we acquired a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. The purchase price was approximately $3.63 million and average annual rental income for the property over the remaining term of the original lease is approximately $203,000.

On May 18, 2016, we, through our wholly owned subsidiary, Voltari Real Estate Holding LLC ("Voltari Holdings"), completed the acquisition of a real estate parcel in Flanders, New York (the Flanders Property") from Flanders Holding, LLC (“Seller”) pursuant to the Purchase and Sale Agreement, between Voltari Holdings and the Seller, dated December 3, 2015, as amended on January 11, 2016, February 10, 2016 and March 10, 2016, for a purchase price of approximately $2.82 million, inclusive of all costs, escrows and reserves. The purchase price was paid using cash on hand and borrowings under the Company’s revolving loan facility with Koala Holding LP ("Koala"), an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder. The revolving loan facility bears interest at a per annum rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum.

The property is a single tenant retail convenience store is located on the Flanders Property, which is subject to a lease (the “Lease”) with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”), which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. Voltari Holdings, as landlord following the consummation of the acquisition of the Flanders Property, is responsible for certain maintenance and repair costs. Average annual rental income for the property over the remaining Original Term of the lease is approximately $160,000.

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

The rights offering was fully subscribed and closed on March 30, 2015. We received approximately $4.6 million in net proceeds from the rights offering and we intend to use these proceeds for general corporate and working capital purposes. Following the completion of the rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, the Company’s largest stockholder, became the owner of approximately 52.3% of our common stock. Entities affiliated with Mr. Icahn also own warrants to purchase an additional 9.7% of our common stock. The warrants are currently unexercisable by Mr. Icahn and such affiliated entities.

Series J Preferred Stock—The March 30, 2015 acquisition of common stock by entities affiliated with Mr. Carl C. Icahn in the rights offering resulted in a change of control of the Company, which triggered a redemption event pursuant to the terms of the Company's 13% Redeemable Series J Preferred Stock, par value $0.001 per share (the "Series J preferred stock"), and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem, in cash, all or a portion of such holder’s shares of Series J preferred stock. Entities affiliated with Mr. Carl C. Icahn waived their option to redeem Series J preferred stock in connection with the change in control resulting from the completion of the rights offering on March 30, 2015. On April 13, 2015 we redeemed 29,316 shares of Series J preferred stock for approximately $1.0 million in cash from holders not affiliated with Mr. Carl C. Icahn. Following the April 13, 2015 redemption of Series J preferred stock, entities affiliated with Mr. Carl C. Icahn became the owner of approximately 97.9% of our Series J preferred stock.

Non-Compliance with NASDAQ Continued Listing Requirements-Our common stock is currently listed on the NASDAQ Capital Market. On June 14, 2016, the Company received written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that for the preceding 30 consecutive business days, the Company has failed to comply with NASDAQ Listing Rule 5550(b)(2), which requires the Company to maintain a minimum Market Value of Listed Securities ("MVLS") of $35 million for continued listing on the NASDAQ Capital Market. The notice also stated that the Company did not meet the alternative requirements under NASDAQ Listing Rules 5550(b)(1) or 5550(b)(3). NASDAQ stated in its letter that in accordance with NASDAQ Listing Rule 5810(c)(3)(C), the Company will be provided 180 calendar days, or until December 12, 2016, to regain compliance with the minimum MVLS requirement. The Company will regain compliance if, during the 180 calendar day period the MVLS of the Company’s common stock closes at or above $35 million for a minimum of ten consecutive business days. If the Company does not regain compliance prior to December 12, 2016, the Company's common stock may be subject to delisting. At that time, the Company may appeal any delisting determination if it chooses to do so.

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

Our continuing operations for the three and six months ended June 30, 2016 consist of revenues and expense related to commercial real estate operations which commenced in August 2015, as well as general and administrative costs, depreciation and amortization which are not directly attributable to discontinued operations. Continuing operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff as well as all legal and other professional fees, insurance and other costs not directly attributable to the mobile marketing and advertising business or our other discontinued operations.

Total revenue
We commenced commercial real estate operations in August 2015. Revenue from continuing operations for the three and six months ended June 30, 2016 consists of rental income from property acquired.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2,015	$ Change	2016	2015	$ Change
	(Dollars in thousands)
Total revenue	58	—	$58	99	—	$99

Operating expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	$ Change	2016	2015	$ Change
	(Dollars in thousands)
General and administrative, excluding depreciation	671	1,340	$(669)	1,717	2,560	(843)
Depreciation and amortization	76	43	33	144	86	58
Acquisition transaction and integration costs	2	—	2	18	—	18
Total operating expenses	$749	$1,383	$(634)	$1,879	$2,646	$(767)

General and administrative, excluding depreciation
For the three months ended June 30, 2016, general and administrative expense, excluding depreciation, declined by approximately $0.7 million from the three months ended June 30, 2015, due to:

•	$0.2 million decrease in personnel costs, resulting from staff reductions, as well as staff reductions in connection with our transformation plan in August 2015;

•	$0.1 decrease in taxes and insurance costs resulting from the execution of our transformation plan; and

•	$0.4 million decrease in legal and professional fees resulting from the execution of our transformation plan.

For the six months ended June 30, 2016, general and administrative expense, excluding depreciation, declined by approximately $0.8 million from the six months ended June 30, 2015, due to:

•	$0.5 million decrease in personnel costs, resulting from January 2015 staff reductions, as well as staff reductions in connection with our transformation plan;

•	$0.2 decrease in taxes and insurance costs resulting from the execution of our transformation plan; and

•	$0.2 million decrease in legal and professional fees resulting from the execution of our transformation plan.

Depreciation and amortization
Depreciation and amortization expense for the three and six months ended June 30, 2016 and 2015 relates primarily to real estate investments (2016 only), general office computer equipment, furniture, computer software and leasehold improvements related to the New York City office.
For the three and six months ended June 30, 2016, depreciation and amortization expense increased less than $0.1 million from the comparable periods in 2015 as a result of the addition of real estate assets in 2015 and 2016. Depreciation and amortization related to real estate investments in 2015 and 2016 amounted to less than $0.1 million for the three months ended June 30, 2016, and $0.1 million for the six months ended June 30, 2016.

Net income (loss) from discontinued operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	$ Change	2016	2015	$ Change
	(Dollars in thousands)
Net income (loss) from discontinued operations	8	(237)	$245	(37)	(1,857)	$1,820

Results of operations for our mobile marketing and advertising business, which terminated in August 2015, are included in discontinued operations for all periods presented. Results from discontinued operations for the three months ended June 30, 2016 and 2015 also reflect residual charges related to operations discontinued in 2015 and prior years. See Note 4 - Discontinued Operations to our condensed consolidated financial statements for more information.

For the three months ended June 30, 2016, discontinued operations reflected net income of approximately $0.0 million compared to a net loss of $0.2 million for the three months ended June 30, 2015. This change in results from discontinued operations is due primarily to:

•	$0.4 million decrease in direct third party expenses resulting from our exit from the mobile marketing and advertising business;

•	$0.1 million decrease in network operations expense resulting from executing our transformation plan and;

•	$0.4 million decrease in sales and marketing expense, resulting from executing our transformation plan, partially offset by;

•	$0.7 million decrease in revenue, resulting from our exit from the mobile marketing and advertising business.

For the six months ended June 30, 2016, discontinued operations reflected a net loss of approximately $0.0 million compared to a net loss of $1.9 million for the six months ended June 30, 2015. This change in results from discontinued operations is due primarily to:

•	$0.5 million decrease related to product development which was substantially curtailed in the first quarter of 2015;

•	$1.6 million decrease in direct third party expenses resulting from our exit from the mobile marketing and advertising business;

•	$1.0 million decrease in network operations expense resulting from executing our transformation plan and;

•	$1.3 million decrease in sales and marketing expense, resulting from executing our transformation plan, partially offset by;

•	$2.7 million decrease in revenue, resulting from our exit from the mobile marketing and advertising business.

Net loss

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	$ Change	2016	2015	$ Change
	(Dollars in thousands)
Net loss	$(713)	$(1,620)	$907	(1,853)	$(4,503)	$2,650

For the three months ended June 30, 2016, net loss was $0.7 million, compared to net loss of $1.6 million for the three months ended June 30, 2015. The $0.9 million improvement in net loss is primarily due to a reduction of general and administrative expenses in the second quarter of 2016.
For the six months ended June 30, 2016, net loss was $1.9 million, compared to net loss of $4.5 million for the six months ended June 30, 2015. The $2.6 million improvement in net loss is primarily due to:

•	$1.8 million decrease in expenses related to our discontinued operations; and a

•	$0.8 million decrease in general and administrative expenses.

Liquidity and Capital Resources
General
Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of June 30, 2016 consisted of cash and cash equivalents of approximately $0.6 million.

On August 7, 2015, we (as borrower) and Koala (as lender), an affiliate of Mr. Carl C. Icahn, our controlling stockholder (“Koala”), entered into a revolving note (the “Note”). Pursuant to the Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Note, we may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Holdings. During the quarter ended June 30, 2016, borrowings from this loan facility totaled $3.55 million, primarily due to borrowings in connection with the acquisition of the Flanders Property. The outstanding balance, including accumulated interest, totaled $3.60 million as of June 30, 2016. To the extent we are unable to replace or refinance the Note prior to its maturity we may not have sufficient capital resources to repay any amounts borrowed thereunder. There can be no assurance that we will be able to replace or refinance the Note on commercially reasonable terms, if at all.

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

Cash flows
As of June 30, 2016, and December 31, 2015, we had cash and cash equivalents of $0.6 million and $1.2 million, respectively. The decrease reflects cash used in operating and investing activities of $4.2 million offset by our increase in borrowings of $3.6 million.

Net cash used in operating activities
The change in our operating assets and liabilities was driven by a decrease in our prepaid expenses and other current assets of $0.4 million primarily from the reduction in our deposit on the Flanders Property, and a decrease in accounts payable and other accrued expenses of $0.1 million resulted primarily from the decrease in payroll costs accrued related to the execution of our transformation plan.

Net cash from investing activities
For the six months ended June 30, 2016, $2.8 million of cash was used for the purchase of real estate investments. Net cash provided by investing activities - discontinued operations consisted of proceeds from disposition of fixed assets of less than $0.1 million.

Net cash from financing activities

For the six months ended June 30, 2016, $3.6 million of cash was provided by financing activities due to additional borrowings on our Note.

Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions and in certain cases the difference may be material. Our critical accounting policies and estimates which include those involved in the recognition of revenue, valuation of long lived assets, valuation allowance on the deferred tax asset, stock-based compensation, redeemable preferred stock, litigation and other loss contingencies. Actual results could differ from those estimates. Estimates related to the allocated cost of investments in real estate among land, other tangible and intangible assets affect future depreciation and amortization expense as well as the amount of reported assets.

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

In April, 2015, the FASB issued ASU 2015-05 Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a cloud Computing Arrangement (Topic 350). The update provides criteria for customers in a cloud computing arrangement to determine whether the arrangement included a license of software. The guidance is effective for fiscal years and interim reporting periods beginning after December 15, 2016. The Company adopted the standard effective as of January 1, 2016.

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

Our critical accounting policies and estimates have not materially changed since our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Note 2 - Summary of Significant Accounting Policies in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Administrative and Accounting Officer, (our principal executive officer) and our Chief Financial Officer (principal financial officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Administrative and Accounting Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Administrative and Accounting Officer and out Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in Part 1, Item 3 of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the fiscal year ended December 31, 2015, except as set forth in Note 10---Legal Proceedings in our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors.

The following risk factors should be considered carefully in addition to the other information contained in this report and in our other filings with the Securities and Exchange Commission, including the risks and risk factors identified in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2015 (the “Form 10-K”). This report contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements,” above. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this report and in our Form 10-K. Additional risks and uncertainties that management is not aware of, or that are currently deemed immaterial, may also adversely affect our business operations. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

If we cannot meet NASDAQ’s continued listing requirements, NASDAQ may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the NASDAQ Capital Market. We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NASDAQ Capital Market. On June 14, 2016, the Company received written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying us that for the preceding 30 consecutive business days, the Company failed to comply with NASDAQ Listing Rule 5550(b)(2), which requires a company to maintain a minimum Market Value of Listed Securities ("MVLS") of $35 million for continued listing on the NASDAQ Capital Market. The notice also stated that we did not meet the alternative requirements under NASDAQ Listing Rules 5550(b)(1) or 5550(b)(3). NASDAQ stated in its letter that in accordance with NASDAQ Listing Rule 5810(c)(3)(C), we will be provided 180 calendar days, or until December 12, 2016, to regain compliance with the minimum MVLS requirement. We will regain compliance if, during the 180 calendar day period the MVLS of our common stock closes at or above $35 million for a minimum of ten consecutive business days. If we do not regain compliance prior to December 12, 2016, our common stock may be subject to delisting. At that time, we may appeal any delisting determination if we choose to do so. Our common stock will continue to trade on NASDAQ under the symbol “VLTC” pending completion of the expiration of the extension period granted by NASDAQ. If we are unable to regain compliance or if we otherwise fail to evidence and sustain compliance with all applicable requirements for continued listing on NASDAQ, our common stock may be subject to delisting by NASDAQ. This could inhibit the ability of our common stockholders to trade their shares in the open market, thereby severely limiting the liquidity of such shares. Although stockholders may be able to trade their shares of common stock on the over-the-counter market, there can be no assurance that this would occur. Further, the over-the-counter market provides significantly less liquidity than NASDAQ and other national securities exchanges, is thinly traded and highly volatile, has fewer market makers and is not followed by analysts. As a result, your ability to trade or obtain quotations for these securities may be more limited than if they were quoted on NASDAQ or other national securities exchanges.

Item 5.    Other Information.

None

Item 6.    Exhibits.

Exhibit Number	Exhibit Description
10.1	Offer Letter by and between Voltari Corporation and Andrea Paraschiviou, dated April 29, 2016. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 5, 2016).
31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Administrative and Accounting Officer.
31.2	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Administrative and Accounting Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLTARI CORPORATION

Date:	August 11, 2016	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Chief Administrative and Accounting Officer (Principal Executive Officer)

Date:	August 11, 2016	By:	/s/ Andreea Paraschivoiu
Andreea Paraschivoiu
Chief Financial Officer (Principal Financial Officer)