Form 10-Q
period 2016-09-30
Voltari Corp
filed 2016-11-15
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 000-55419

Voltari Corporation
(Exact name of registrant as specified in its charter)

Delaware	90-0933943
(State of incorporation)	(I.R.S. Employer Identification Number)
767 Fifth Avenue, 47th Floor
New York, NY 10153
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 7, 2016, there were 8,994,814 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate investments, net	$6,270	$3,592
Cash and cash equivalents	102	1,180
Accounts receivable, net of allowance for doubtful accounts of $0 and $12 at September 30, 2016 and December 31, 2015 respectively	—	32
Prepaid expenses and other current assets	420	856
Property and equipment, net	28	252
Other assets	92	92
Total assets	$6,912	$6,004
Liabilities, redeemable preferred stock and stockholders’ deficit

Accounts payable and accrued expenses	$646	$683
Accrued compensation	71	93
Deferred rent income	17	17
Revolving note	3,550	—
Interest payable	90	10
Deferred rent expense	27	29
Other liabilities	1,664	1,541
Total liabilities	$6,065	$2,373

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; 1,170,327 shares issued and outstanding at September 30, 2016 and December 31, 2015. Redemption value: $48,757 and $44,292 at September 30, 2016 and December 31, 2015, respectively.	$46,251	$41,305

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at September 30, 2016 and December 31, 2015, 8,994,814 shares issued and outstanding at September 30, 2016 and December 31, 2015.	9	9
Additional paid-in capital	557,113	562,204
Accumulated deficit	(602,571)	(599,938)
Accumulated other comprehensive income	45	51
Total stockholders’ deficit	(45,404)	(37,674)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$6,912	$6,004
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$83	$8	$181	$8

Operating expenses
General and administrative, excluding depreciation	641	1,314	2,358	3,804
Depreciation and amortization	72	40	216	127
Impairment losses	115	—	115	—
Acquisition and transaction related	5	62	22	62
Total operating expenses	833	1,416	2,711	3,993
Operating loss	$(750)	$(1,408)	$(2,530)	$(3,985)
Interest expense	(44)	(4)	(80)	(4)
Loss from continuing operations before income taxes	(794)	(1,412)	(2,610)	(3,989)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(794)	(1,412)	(2,610)	(3,989)
Net income (loss) from discontinued operations	14	158	(23)	(1,767)
Net loss	$(780)	$(1,254)	$(2,633)	$(5,756)
Accretion of redeemable preferred stock	(216)	(183)	(623)	(528)
Series J redeemable preferred stock dividends	(1,547)	(1,361)	(4,465)	(3,950)
Net loss attributable to common stockholders	$(2,543)	$(2,798)	$(7,721)	$(10,234)

Net loss per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.28)	$(0.33)	$(0.86)	$(1.11)
Discontinued operations	—	0.02	—	(0.24)
Total net loss per share attributable to common stockholders	$(0.28)	$(0.31)	$(0.86)	$(1.35)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814	8,994,814	7,606,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss	$(780)	$(1,254)	$(2,633)	$(5,756)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6)	57	(6)	82
Comprehensive loss	$(786)	$(1,197)	$(2,639)	$(5,674)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance as of December 31, 2015	8,994,814	$9	$562,204	$(599,938)	$51	$(37,674)
Net loss	—	—	—	(2,633)	—	(2,633)
Other comprehensive loss	—	—	—	—	(6)	(6)
Redeemable preferred stock dividends	—	—	(4,465)	—	—	(4,465)
Accretion of redeemable preferred stock	—	—	(623)	—	—	(623)
Stock-based compensation			(3)			(3)
Balance as of September 30, 2016	8,994,814	$9	$557,113	$(602,571)	$45	$(45,404)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,633)	(5,756)
Loss from discontinued operations	23	1,767
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216	127
Amortization of lease intangible	31	—
Stock-based compensation expense	(3)	87
Impairment charges	115	—
Non-cash interest expense	80	4
Other non-cash adjustments	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	13	—
Prepaid expenses and other current assets	436	329
Accounts payable and accrued expenses	(78)	273
Deferred rent expense	(1)	—
Net cash used in operating activities - continuing operations	(1,807)	(3,169)
Net cash used in operating activities - discontinued operations	(7)	(1,701)
Net cash used in operating activities	(1,814)	(4,870)

Cash flows from investing activities:
Purchases of real estate	(2,817)	(3,629)
Proceeds from the sale of fixed assets	3	280
Net cash used in investing activities - continuing operations	(2,817)	(3,629)
Net cash provided by investing activities - discontinued operations	3	280
Net cash used in investing activities	(2,814)	(3,349)

Cash flows from financing activities:
Proceeds from sale of common stock	—	5,755
Proceeds from debt facilities	3,550	—
Rights offering costs	—	(465)
Proceeds from exercise of common stock options and warrants	—	22
Redemption of Series J preferred stock	—	(1,012)
Net cash provided by financing activities	3,550	4,300
Effect of exchange rate changes on cash and cash equivalents	—	82
Net decrease in cash and cash equivalents	(1,078)	(3,837)
Cash and cash equivalents at beginning of period	1,180	6,256
Cash and cash equivalents at end of period	$102	$2,419

Supplemental disclosure of non-cash financing activities:
Series J redeemable preferred stock dividend paid-in-kind	4,323	3,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Description and Basis of Presentation

Business Description
Voltari Corporation (“Voltari” or the “Company”) is in the business of acquiring, financing and leasing commercial real properties. The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. It is anticipated that the majority of the remaining costs related to the transformation plan will be incurred during 2016. Additional amounts to be incurred during the balance of 2016, if any, cannot be reasonably estimated. While we continue experience losses from continuing operations and discontinued operations we have been reducing those losses as compared to prior periods.  We have been funding our operations with borrowings under our Revolving Note as described in Note 6. We expect to continue to rely on borrowings to provide working capital in the near term.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended on April 29, 2016 ("Form 10-K"). The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or for any other period. Certain amounts from prior periods related to discontinued operations have been reclassified to conform with the presentation in the current period.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include those involved in the valuation of long lived assets, valuation allowance on the deferred tax asset, redeemable preferred stock, litigation and other loss contingencies. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations.

Significant Accounting Policies - Real Estate Investments
As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the following significant accounting policies. Management believes there have been no other material changes to our significant accounting policies discussed in Note 2 of our Form 10-K, with the exception of the standards adopted January 1, 2016.

Investments in real estate are be recorded at acquisition date fair value. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

by considering current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed-rate renewal options for below-market leases.

Depreciation is computed using the straight-line method over the estimated useful lives of up to 45 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, are amortized to expense over the remaining periods of the respective leases.

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

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-16-Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity. The amendments in this ASU clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The Company adopted the standard effective as of January 1, 2016.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). Measurement of Credit Losses on Financial Instruments which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive to an entity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. The amendments in this Update are effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new standard on our consolidated financial statements.

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

The Flanders Property is a single tenant retail convenience store, which is subject to a lease (the “Lease”) with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”), of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”). During the Term, 7-Eleven is responsible for the payment of base rent, as well as the

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. Voltari Holdings, as landlord following the consummation of the acquisition of the Flanders Property, is responsible for certain maintenance and repair costs. Average annual rental income for the property over the remaining Original Term of the lease is approximately $160,000.

Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

	Useful life	As of
		September 30, 2016	December 31, 2015
Real Estate Investments, at cost:
Land		$2,345	$1,454
Building, fixtures and improvements	10 - 45 yrs.	3,494	1,780
Total tangible assets		5,839	3,234
Acquired Intangibles - In-place leases	5 to 13 yrs.	607	395
Total cost of Real Estate Investments		6,446	3,629
Less: Accumulated depreciation and amortization		(176)	(37)
Total cost of Real Estate Investments, net		$6,270	3,592

Depreciation expense for the nine months ended September 30, 2016 and 2015 amounted to $70,278 and $0 respectively.
Intangible amortization expense for the nine months ended September 30, 2016 and 2015 amounted to $68,295 and $0 respectively, of which $31,257 and $0 of favorable lease amortization were reflected as a reduction in revenue, respectively.

Expected in-place lease amortization for each of the next five years and thereafter is as follows (dollars in thousands):

Balance of 2016	$25
2017	99
2018	99
2019	99
2020	57
2021	16
Thereafter	124
Total	519

4. Discontinued Operations

The effect of discontinued operations on the condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015 is as follows (in thousands):

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2016
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$—	$—	$—
Operating income	14	—	14
Other income	—	—	—
Pre-tax income	14	—	14
Net income from discontinued operations	$14	$—	$14

	Three Months Ended September 30, 2015
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$328	$—	$328
Operating loss	(396)	(25)	(421)
Other income	579	—	579
Pre-tax income (loss)	183	(25)	158
Net income (loss) from discontinued operations	$183	$(25)	$158

The effect of discontinued operations on the condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Nine Months Ended September 30, 2016
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$—	$—	$—
Operating loss	(23)	—	(23)
Pre-tax loss	(23)	—	(23)
Provision for taxes	—	—	—
Net loss from discontinued operations	$(23)	$—	$(23)

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2015
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$3,035	$—	$3,035
Operating loss	(2,379)	(87)	(2,466)
Other income (expense), net	699	—	699
Pre-tax loss	(1,680)	(87)	(1,767)
Provision for taxes	—	—	—
Net loss from discontinued operations	$(1,680)	$(87)	$(1,767)

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Restructuring

In the first quarter of 2015, we significantly reduced the size of our engineering department and terminated operations at our Seattle Data Center as part of an effort to reduce our operating expenses, particularly the cost of research and development and advertising delivery.

On August 6, 2015, we committed to and began implementing a transformation plan pursuant to which among other things we exited the mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties

During the three months ended September 30, 2016, in connection with the Company's ongoing transformation plan, and in an effort to minimize expenses in light of its significantly reduced employee headcount, the Company vacated the office space at 601 W 26th Street, New York, New York, and impaired the remaining value of any office furniture, equipment and leasehold improvements resulting in an impairment loss of approximately $0.1 million.

6. Revolving Note

On August 7, 2015, we (as borrower) and Koala (as lender), an affiliate of Carl C. Icahn, our controlling stockholder, entered into a revolving note (the “Note”). Pursuant to the Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Note, we may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Holdings. During the nine months ended September 30, 2016, borrowings from this loan facility totaled $3.55 million, primarily due to borrowings in connection with the acquisition of the Flanders Property. The outstanding balance, including accumulated interest of $0.09 million, totaled $3.64 million as of September 30, 2016.

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

Our Series J preferred stock contains certain redemption features and was classified as mezzanine equity at September 30, 2016 and December 31, 2015 since the shares are (i) redeemable for cash, at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder (a) if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, or (b) if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event were to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13%, which is payable in cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $18.0 million, in-kind rather than in cash. Accordingly, we have increased the carrying value of our Series J preferred stock for the amount of the paid in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

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

As of September 30, 2016, our Series J preferred stock had an aggregate redemption value of approximately, $48.8 million including paid in-kind dividends of $18.0 million and accrued dividends of $1.5 million which are included within Other liabilities on our condensed consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively. For the three and nine month periods ended September 30, 2015 the amounts were $0.2 million and $0.6 million respectively.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(2,543)	$(2,798)	$(7,721)	$(10,234)

Weighted-average common shares outstanding - basic and diluted	8,994,814	8,994,814	8,994,814	7,606,313

Net loss per share attributable to common stockholders - basic and diluted	$(0.28)	$(0.31)	$(0.86)	$(1.35)

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

	September 30,
	2016	2015
Common stock issuable upon exercise of Warrants	1,014,958	1,014,958
Options to purchase common stock	21,150	41,150
Restricted stock	—	—
Total securities excluded from net loss per share attributable to common stockholders	1,036,108	1,056,108

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

11. Subsequent Events

On October 11, 2016 the Company borrowed an additional $0.5 million from Koala bringing the principal balance outstanding to $4.05 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein.

Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A—Risk Factors, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended, regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding our transformation plan, our exit from the mobile marketing and advertising business and our entry into the real estate investment business, any statements regarding our ability to generate profits, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, statements regarding any pro forma financial information we present, the sufficiency of our liquidity and capital resources to meet our cash needs, the exit from or disposition of certain of our businesses, and the potential costs associated therewith, and the anticipated growth and trends in our businesses. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, projections and pro forma financial information, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above, as well as the risks and uncertainties discussed in Item 1A - Risk Factors of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the Quarter Ended June 30,

2016. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

References in this Quarterly Report on Form 10-Q to “Voltari,” “the Company,” “we,” “us” and “our” are to Voltari Corporation.

Recent Developments & Transformation Plan

Transformation Plan -- In August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. In the three and nine months ended September 30, 2016 our losses related to discontinued operations decreased compared to the same periods in 2015 due in part to a decrease in expenditures related to discontinuing our mobile marketing and advertising business and the continuing execution of our transformation plan.

The Company continues to search for real estate properties to acquire. We intend on leasing such properties pursuant to so-called “double net” or “triple net” leases. The Company has significantly reduced its workforce in connection with its transformation plan. We intend to acquire properties primarily in the Northeast United States. Future acquisitions are intended to be initially financed through borrowings available under our $10 million Note (as defined herein) with Koala (as defined herein). In September 2015 and May 2016 we acquired real estate parcels in New Jersey and New York respectively.

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

The Flanders Property is a single tenant retail convenience store, which is subject to a lease (the “Lease”) with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”) of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. Voltari Holdings, as landlord following the consummation of the acquisition of the Flanders Property, is responsible for certain maintenance and repair costs. Average annual rental income for the property over the remaining Original Term of the lease is approximately $160,000.

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

Non-Compliance with NASDAQ Continued Listing Requirements--Our common stock is currently listed on the NASDAQ Capital Market. On June 14, 2016, the Company received written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that for the preceding 30 consecutive business days, the Company has failed to comply with NASDAQ Listing Rule 5550(b)(2), which requires the Company to maintain a minimum Market Value of Listed Securities ("MVLS") of $35 million for continued listing on the NASDAQ Capital Market. The notice also stated that the Company did not meet the alternative requirements under NASDAQ Listing Rules 5550(b)(1) or 5550(b)(3). NASDAQ stated in its letter that in accordance with NASDAQ Listing Rule 5810(c)(3)(C), the Company will be provided 180 calendar days, or until December 12, 2016, to regain compliance with the minimum MVLS requirement. The Company will regain compliance if, during the 180 calendar day period the MVLS of the Company’s common stock closes at or above $35 million for a minimum of ten consecutive business days. If the Company does not regain compliance prior to December 12, 2016, the Company's common stock may be subject to delisting. At that time, the Company may appeal any delisting determination if it chooses to do so.

Corporate Headquarters--The Company rents approximately 8,000 square feet of office space in New York, New York, which has been utilized as its corporate headquarters. In connection with the Company's ongoing transformation plan, and in an effort to minimize expenses in light of its significantly reduced employee headcount, the Company determined that this office space was not suitable for its needs, and therefore vacated the office space and informed its landlord of its intention not to renew the lease when it terminates in November 2018. The Company has sought, and continues to actively seek, a tenant to sublease this vacated office space. As of July 1, 2016, the Company has moved to approximately 100 square feet of office space utilized by companies affiliated with Mr. Carl C. Icahn, the Company’s controlling shareholder, in New York, New York. This space is being rented on a month-to-month basis for $500 per month. This arrangement may be terminated at any time by either party without penalty.

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

Our continuing operations for the three and nine months ended September 30, 2016 consist of revenues and expenses related to commercial real estate operations which commenced in August 2015, as well as general and administrative costs, depreciation and amortization which are not directly attributable to discontinued operations. Continuing operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff as well as all legal and other professional fees, insurance and other costs not directly attributable to the mobile marketing and advertising business or our other discontinued operations.

Total revenue
We commenced commercial real estate operations in August, 2015. Revenue from continuing operations for the three and nine months ended September 30, 2016 and 2015 consists of rental income from our first property acquired in September, 2015 and our second acquired in May, 2016.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2,015	$ Change	2016	2015	$ Change
	(Dollars in thousands)
Total revenue	$83	$8	$75	$181	$8	$173

Operating expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	$ Change	2016	2015	$ Change
	(Dollars in thousands)
General and administrative, excluding depreciation	641	1,314	(673)	2,358	3,804	(1,446)
Depreciation and amortization	72	40	32	216	127	89
Impairment losses	115	—	115	115	—	115
Acquisition transaction and integration costs	5	62	(57)	22	62	(40)
Total operating expenses	$833	$1,416	$(583)	$2,711	$3,993	$(1,282)

General and administrative, excluding depreciation
For the three months ended September 30, 2016, general and administrative expense, excluding depreciation, declined by approximately $0.7 million from the three months ended September 30, 2015, due to:

•	$0.1 million decrease in personnel costs, resulting from staff reductions, as well as staff reductions in connection with our transformation plan in August, 2015;

•	$0.1 decrease in taxes and insurance costs resulting from the execution of our transformation plan; and

•	$0.5 million decrease in legal and professional fees resulting from the execution of our transformation plan.

For the nine months ended September 30, 2016, general and administrative expense, excluding depreciation, declined by approximately $1.4 million from the nine months ended September 30, 2015, due to:

•	$0.5 million decrease in personnel costs, resulting from January, 2015 staff reductions, as well as staff reductions in connection with our transformation plan;

•	$0.3 million decrease in taxes and insurance costs resulting from the execution of our transformation plan; and

•	$0.6 million decrease in legal and professional fees resulting from the execution of our transformation plan.

Depreciation and amortization
Depreciation and amortization expense for the three and nine months ended September 30, 2016 and 2015 relates primarily to real estate investments (for 2016 only), general office computer equipment, furniture, computer software and leasehold improvements related to our former corporate headquarters.
For the three and nine months ended September 30, 2016, depreciation and amortization expense increased less than $0.1 million from the comparable periods in 2015 as a result of the addition of real estate assets in 2015 and 2016. Depreciation and amortization related to real estate investments in 2015 and 2016 amounted to less than $0.1 million for the three months ended September 30, 2016, and $0.2 million for the nine months ended September 30, 2016.

Impairment losses
During the three months ended September 30, 2016, in connection with the Company's ongoing transformation plan, and in an effort to minimize expenses in light of its significantly reduced employee headcount, we vacated our office space at 601 W 26th Street, New York, New York, and impaired the remaining value of any office furniture, equipment and leasehold improvements resulting in an impairment loss of approximately $0.1 million.

Acquisition costs
During the three months ended September 30, 2016, our acquisition costs related to our real estate purchases declined by less than $0.1 million from the three months ended September 30, 2015. For the nine months ended 2016 and 2015 our acquisition costs totaled less than $0.1 million.

Net income (loss) from discontinued operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	$ Change	2016	2015	$ Change
	(Dollars in thousands)
Net income (loss) from discontinued operations	14	158	$(144)	(23)	(1,767)	$1,744

Results of operations for our mobile marketing and advertising business, which terminated in August 2015, are included in discontinued operations for all periods presented. Results from discontinued operations for the three months ended September 30, 2016 and 2015 also reflect residual charges related to operations discontinued in 2015 and prior years. See Note 4 - Discontinued Operations to our condensed consolidated financial statements for more information.

For the three months ended September 30, 2016, discontinued operations reflected net income of less than $0.1 million compared to net income of $0.2 million for the three months ended September 30, 2015. This change in results from discontinued operations is due primarily to:

•	$0.2 million decrease in direct third party expenses resulting from our exit from the mobile marketing and advertising business;

•	$0.1 million decrease in network operations expense resulting from executing our transformation plan;

•	$0.3 million decrease in general and administrative expenses related to our transformation plan;

•	$0.2 million decrease in sales and marketing expense resulting from executing our transformation plan, partially offset by;

•	$0.3 million decrease in revenue, resulting from our exit from the mobile marketing and advertising business and;

•	$0.7 million decrease in a tax refund and the sale of certain office equipment.

For the nine months ended September 30, 2016, discontinued operations reflected a net loss of less than $0.1 million compared to a net loss of $1.8 million for the nine months ended September 30, 2015. This reduction of $1.7 million in results from discontinued operations is due primarily to:

•	$0.6 million decrease related to product development which was substantially curtailed in the first quarter of 2015;

•	$1.7 million decrease in direct third party expenses resulting from our exit from the mobile marketing and advertising business;

•	$1.1 million decrease in network operations expense resulting from executing our transformation plan;

•	$0.4 million decrease in general and administrative expenses relating to our transformation plan;

•	$1.5 million decrease in sales and marketing expense resulting from executing our transformation plan and;

•	$0.2 million decrease in depreciation expense, partially offset by;

•	$0.7 million decrease in a tax refund and the sale of certain office equipment and;

•	$3.0 million decrease in revenue, resulting from our exit from the mobile marketing and advertising business.

Net loss

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	$ Change	2016	2015	$ Change
	(Dollars in thousands)
Net loss	$(780)	$(1,254)	$474	$(2,633)	$(5,756)	$3,123

For the three months ended September 30, 2016, net loss was $0.8 million, compared to net loss of $1.3 million for the three months ended September 30, 2015. The $0.5 million improvement in net loss is primarily due to:

•	$0.7 million decrease of general and administrative expenses resulting from executing our transformation plan;

•	$0.1 million decrease in acquisition related expenses and interest and;

•	$0.1 million decrease in discontinued operations income;

•	$0.1 million increase in revenue partially offset by;

•	$0.1 million increase in interest expense:

•	$0.1 million increase in depreciation expense and:

•	$0.1 million increase in impairment losses.

For the nine months ended September 30, 2016, net loss was $2.6 million, compared to net loss of $5.8 million for the nine months ended September 30, 2015. The $3.1 million improvement in net loss is primarily due to:

•	$1.8 million decrease in expenses related to our discontinued operations;

•	$1.4 million decrease in general and administrative expenses and:

•	$0.2 million increase in revenue from our rental properties partially offset by:

•	$0.1 million increase in depreciation and amortization;

•	$0.1 million increase in impairment losses and;

•	$0.1 million increase in interest expense.

Liquidity and Capital Resources
General
Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of September 30, 2016 consisted of cash and cash equivalents of approximately $0.1 million, and our ability to borrow on our Koala loan.

On August 7, 2015, we (as borrower) and Koala (as lender), an affiliate of Mr. Carl C. Icahn, our controlling stockholder (“Koala”), entered into a revolving note (the “Note”). Pursuant to the Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Note, we may repay all or any portion of the amounts outstanding under the Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Holdings. As of September 30, 2016, borrowings from this loan facility totaled $3.55 million, primarily due to borrowings in connection with the acquisition of the Flanders Property. The outstanding balance, including accumulated interest, totaled $3.64 million as of September 30, 2016. To the extent we are unable to replace or refinance the Note prior to its maturity we may not have sufficient capital resources to repay any amounts borrowed thereunder. There can be no assurance that we will be able to replace or refinance the Note on commercially reasonable terms, if at all. On October 11, 2016 we borrowed an additional $0.5 million under the Note to fund ongoing operating costs.

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

Our ability to obtain any additional financing depends upon many factors, including our then existing level of indebtedness (if any) and restrictions in any debt facilities we may establish in the future, historical business performance, financial projections, prospects and creditworthiness and external economic conditions and general liquidity in the credit and capital markets. Any financing (or subsequent refinancing) could also be extended with additional financing costs to us, and likely require us to satisfy restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

Cash flows
As of September 30, 2016, and December 31, 2015, we had cash and cash equivalents of $0.1 million and $1.2 million, respectively. The decrease reflects cash used in operating and investing activities of $4.6 million offset by our increase in borrowings of $3.6 million.

Net cash used in operating activities
The change in our operating assets and liabilities was driven by a decrease in our prepaid expenses and other current assets of $0.4 million primarily from the reduction in our deposit on the Flanders Property, and a decrease in accounts payable and other accrued expenses of $0.1 million resulting primarily from the decrease in payroll costs accrued related to the execution of our transformation plan.

Net cash from investing activities
For the nine months ended September 30, 2016, $2.8 million of cash was used for the purchase of real estate investments.

Net cash from financing activities

For the nine months ended September 30, 2016, $3.6 million of cash was provided by financing activities due to additional borrowings on our Note.

Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions and in certain cases the difference may be material. Our critical accounting policies and estimates include those involved in the recognition of revenue, valuation of long lived assets, valuation allowance on the deferred tax asset, stock-based compensation, redeemable preferred stock, litigation and other loss contingencies. Actual results could differ from those estimates. Estimates related to the allocated cost of investments in real estate among land, other tangible and intangible assets affect future depreciation and amortization expense as well as the amount of reported assets.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Administrative and Accounting Officer (our principal executive officer) and our Chief Financial Officer (principal financial officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Administrative and Accounting Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Administrative and Accounting Officer and out Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2015, and in our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors disclosed in Part I, Item 1A in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016.

Item 5.    Other Information.

None

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

VOLTARI CORPORATION

Date:	November 14, 2016	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Chief Administrative and Accounting Officer (Principal Executive Officer)

Date:	November 14, 2016	By:	/s/ Andreea Paraschivoiu
Andreea Paraschivoiu
Chief Financial Officer (Principal Financial Officer)