Form 10-K
period 2016-12-31
Voltari Corp
filed 2017-03-31
CIK 1568319

Voltari Corporation
Notes to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-55419

Voltari Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0933943
(State of Incorporation)	(IRS Employer Identification No.)
767 Fifth Avenue, Suite 4700
New York, NY 10153
(212) 388-5500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

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

Voltari Corporation
Notes to Consolidated Financial Statements

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
At June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on NASDAQ on June 30, 2016 ) was approximately $15.3 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2016 have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 20, 2017:

Title of Class	Number of Shares
Common Stock, $0.001 par value	8,994,814

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed within 120 days of the close of the fiscal year ended December 31, 2016 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

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

•	our ability to protect and make use of our substantial net operating loss carryforwards;

•	our ability to implement our transformation plan;

•	our ability to compete in the highly competitive real estate investment industry;

•	the impact of government regulation, legal requirements or industry standards relating to commercial real estate;

•	our limited experience acquiring and managing commercial real properties;

•	our ability to execute real estate acquisitions;

•	risks generally associated with the commercial real estate investment business, including the credit risk associated with our tenants;

•	our ability to meet the criteria required to remain quoted on the OTCQB marketplace;

•	the ongoing benefits and risks related to our relationship with Mr. Carl C. Icahn, our principal beneficial stockholder and principal lender, through certain of his affiliates;

•	the impact and costs and expenses of any litigation we may be subject to now or in the future, and;

•	our leadership transition.

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
Overview
Business Overview

Voltari Corporation ("Voltari" or the "Company"), a Delaware corporation, is in the business of acquiring, financing and leasing commercial real properties. As of the date of this Annual Report on Form 10-K, we own two commercial real properties. One property is in Long Branch, New Jersey, which we lease to JPMorgan Chase Bank, N.A. (“Chase”) pursuant to a triple net lease (the “Long Branch Lease”). The second property is in Flanders, New York, which we lease to 7-Eleven Corporation ("7-Eleven") pursuant to a double net lease (the "Flanders Lease"). All of our revenue is derived from the rental income we receive under these two leases. Future acquisitions are intended to be initially financed through borrowings available under our $30 million Amended Revolving Note (as defined herein) with Koala (as defined herein). The Company leases and intends to continue to lease such properties pursuant to “double net” or “triple net” leases. The Company intends to explore additional strategic opportunities from time to time, which may include opportunities with respect to its intellectual property investments in various industries or acquisitions.

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

Reorganization Transaction—On April 9, 2013, Motricity and Voltari consummated a transaction intended to protect the long-term value of Motricity’s net operating loss carryforwards ("NOLs"), referred to herein as the “Reorganization,” pursuant to an agreement and plan of reorganization by and among Motricity, Voltari and Voltari Merger Sub, Inc. The agreement and plan of reorganization and the transactions contemplated thereby were approved and adopted by Motricity’s stockholders on April 9, 2013. Upon completion of the Reorganization, Motricity became our wholly-owned subsidiary, and we replaced Motricity as the publicly held corporation. Further, our common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), pursuant to rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), we are the successor issuer to Motricity. On April 10, 2013, shares of our common stock commenced trading on NASDAQ under the symbol “VLTC.” As of December 23, 2016, our common stock ceased trading on NASDAQ and was quoted on the OTCQB marketplace under the symbol "VLTC."

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

As of December 31, 2016 entities affiliated with Mr. Carl C. Icahn owned approximately 97.9% of our Series J preferred stock and approximately 52.7% of our common stock.
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

Beginning in late May 2015, the Board undertook a review of the Company’s prospects, cost-cutting efforts and strategic alternatives. As part of its review, the Board considered alternative businesses the Company could enter into that would preserve the Company’s assets and maximize shareholder value. Based on its assessment of the Company’s prospects and cost structure including, among other factors, the Company’s performance during the three and six month periods ended June 30, 2015, recent forecasts provided by management, input from an independent consultant, and potential strategic alternatives available to the Company, the Board concluded that our cost-cutting efforts had not kept pace with our declining revenue, that our forecasted cash burn and revenue potential were unsatisfactory and that effecting the transformation plan by exiting the mobile marketing and advertising business and entering into the real estate investment business was in the best interests of the Company’s stockholders. Accordingly, in August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. The Company leases and intends to continue to lease such properties pursuant to so-called “double net” or “triple net” leases. The Company has significantly reduced its workforce in connection with its transformation plan. The Board believes that, if successfully implemented, the Company can continue to significantly decrease its operating costs and cash burn and, over time, generate profits from the transformation plan.

NASDAQ Delisting— On December 14, 2016, we received written notification from NASDAQ indicating that the trading of our common stock would be suspended with the opening of business on December 23, 2016. Since December 23, 2016, our common stock has been quoted on the OTCQB marketplace under the symbol “VLTC.”

Real Estate Investment

The Company is in the business of acquiring, financing and leasing commercial real properties. The Company leases and intends to continue to lease such properties pursuant to so-called “double net” or “triple net” leases. Future acquisitions are intended to be initially financed through borrowings available under our $30 million Amended Revolving Note with Koala. See Note 9 - Revolving Note and Note 19 - Subsequent Events to our consolidated financial statements for more information.

As of the date of this Annual Report on Form 10-K, we have completed two real estate acquisitions. Until and unless we acquire additional properties, the rental payments associated with our two properties will represent the sole source of our revenues. The termination of these leases or our failure to maintain our leases on favorable terms could have a material adverse effect on our business and financial condition. See Part I, Item 1A - Risk Factors.
Properties

As of the date of this Annual Report on Form 10-K, we own two commercial real properties. All of our revenue is derived from the rental income we receive under the two leases associated with these two properties.

The Long Branch property is located at 160 Brighton Avenue, City of Long Branch, New Jersey (the "Long Branch Property") and has a retail bank branch building situated thereon. The original term of the lease expires in June 2020 (with two, five-year renewal options). Pursuant to the lease, Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. The average annual rental income for the property over the remaining term of the original lease is expected to be approximately $203,000.

The Flanders property is located at 721 Flanders Road, Flanders, New York (the "Flanders Property") and has a retail convenience store situated thereon. The original term of the lease expires in December 2029 (with four, five-year renewal options). Pursuant to the lease, 7-Eleven is responsible for the payment of basic rent as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant's insurance and other property related costs. Voltari Real Estate Holding LLC ("Voltari Holding"), as landlord following the consummation of the Flanders Property is responsible for certain maintenance and repair costs. The average annual rental income for the property over the remaining term of the original lease is expected to be approximately $162,000.

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
Financing Arrangements

On August 7, 2015, we, as borrower, and Koala Holdings LP, as lender, an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder ("Koala"), entered into a $10 million Revolving Note (the “Prior Note"). The Company sought and received the Prior Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There are no limitations on the use of proceeds under the Prior Note.

Pursuant to the Prior Note, Koala made available to the Company a revolving loan facility of up to $10,000,000 in aggregate principal amount. Borrowings available under the Prior Note bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Prior Note also included a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2017.

If an event of default exists, the Prior Note bears interest at a default rate equal to the greater of the LIBOR rate plus 450 basis points, per annum, and 4.75%, per annum. Subject to the terms and conditions of the Prior Note, the Company may repay all or any portion of the amounts outstanding under the Prior Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Prior Note, the Company pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Real Estate Holding LLC.

Our Board formed a special committee of independent directors (the “Special Committee”) to negotiate the structure and terms of the Prior Note. The Special Committee consisted of James L. Nelson, a former member of our Board, and Jay A. Firestone. In connection with its negotiation of the structure and terms of the Prior Note, the Special Committee retained and received advice from its own legal counsel as well as an independent financial advisor. The Special Committee received an opinion from its independent financial advisor that the financial terms of the Prior Note are fair, from a financial point of view, to us. The Special Committee approved the terms and conditions of, and our entry into, the Prior Note.

On March 29, 2017, we, as borrower, and Koala, as lender, entered into a revolving note (the “Amended Revolving Note”), which amended and restated the Company’s revolving note with Koala dated August 7, 2015. See Note 19 - Subsequent Events for additional information.

Research and Development
We did not incur any research and development expenses for the year ended December 31, 2016. For the year ended December 31, 2015, research and development expenses were $0.2 million, all of which were related to our discontinued mobile marketing and advertising business. We do not anticipate material research and development activities as part of our ongoing business of acquiring, financing and leasing commercial real properties.

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

Employees
As of December 31, 2016, we had one full-time and one part-time employee. Our employees are not represented by a labor union nor covered by a collective bargaining agreement.

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
The market price for our common stock is highly volatile. For example, for the year ended December 31, 2016, the closing sales price of our common stock (which is quoted on the OTCQB marketplace under the symbol “VLTC” since December 23, 2016, prior to which it was trading on the NASDAQ Capital Market ("NASDAQ") fluctuated from a low of $1.75 per share to a high of $5.40 per share. As of March 20, 2017, the closing sales price of our common stock was $1.20 per share.

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
Other factors may adversely affect the market price, and intrinsic value, of our common stock and warrants to acquire our common stock, including features of our Series J preferred stock. Our common stock is ranked junior to our Series J preferred stock with respect to cash dividends and amounts payable in the event of our dissolution, liquidation or winding up. This means that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Series J preferred stock for all accrued dividends, no cash dividends may be declared or paid on our common stock. As of December 31, 2016, holders of our Series J preferred stock were owed $21.1 million in dividends. Also, in the event of our voluntary or involuntary liquidation, dissolution or winding up, no distribution of our assets may be made to holders of our common stock until we have paid to our Series J preferred stockholders the liquidation preference relating to such preferred stock, including in each case any accrued and unpaid dividends. As of December 31, 2016, the total liquidation preference on the outstanding shares of our Series J preferred stock, including accrued and unpaid dividends as of such date, was $50.4 million. In the event of our voluntary or involuntary liquidation, dissolution or winding up, our asset value would inure to the benefit of holders of our Series J preferred stock, up to the value of the Series J preferred stock liquidation preference plus any accrued and unpaid dividends thereon, before holders of our common stock would realize any return from our asset value.
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
As of December 31, 2016, our Series J preferred stock has an aggregate redemption value of approximately $50.4 million, including paid in-kind dividends of $19.5 million and accrued dividends of $1.6 million. Dividends declared or accrued on the Series J preferred stock reduce the amount of net earnings, if any, that may be available to common stockholders.
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

We have been implementing a transformation plan pursuant to which, among other things, we have exited our mobile marketing and advertising business and have entered into the business of acquiring, leasing and financing commercial real properties. In connection with this transformation plan, on September 17, 2015 we acquired our first commercial real property, located in Long Branch, New Jersey and on May 18, 2016 we acquired our second commercial property, located in Flanders, New York. Our ability to generate revenues and become profitable will be dependent in large part on our ability to acquire, lease and finance additional commercial real properties. There can be no assurance that we will be able to do so or that we will ever achieve profitability.
Our failure to successfully execute our transformation plan would adversely affect our financial condition, results of operations and stockholders’ equity. While we believe our transition costs are generally completed, we could still incur unanticipated costs or become subject to liabilities in connection with our exit from the mobile marketing and advertising business and our entry into the business of acquiring, leasing and financing commercial real properties. For example, we may incur unanticipated costs and/or become subject to litigation from customers, vendors or other third parties in connection with our exit from the mobile marketing and advertising business, which could materially adversely affect our financial condition, results of operations and stockholders’ equity.
We have limited operating experience in the commercial real estate business, which makes it difficult to predict the long-term success of our new business model. In addition, because of our new business plan, our historical performance is not a meaningful indicator of future results.
We have a history of net operating losses and may continue to suffer losses in the future.
For the years ended December 31, 2010, 2011, 2012, 2013, 2014, 2015 and 2016, we had net losses of approximately $7.0 million, $195.4 million, $34.2 million, $10.3 million, $29.3 million, $6.6 million, and $3.1 million respectively. If we cannot become profitable, our financial condition will deteriorate further, and we may be unable to achieve our business objectives.
Following NASDAQ's delisting of our common stock, our common stock is traded on the OTCQB Market, which could have material adverse consequences for us and our investors.

On December 14, 2016, we received a notice from the NASDAQ indicating that NASDAQ had determined to suspend our common stock from trading, effective with the open of business on December 23, 2016. NASDAQ’s decision was based on our failure to regain compliance with NASDAQ’s minimum Market Value of Listed Securities requirement under Listing Rule 5550(b)(2). Since the opening of business on December 23, 2016, our common stock has been quoted on the OTCQB marketplace under the symbol “VLTC.” Stocks traded on the OTCQB marketplace generally have a more limited trading volume and exhibit a wider spread between the bid/ask quotations than stock traded on national exchanges. Many institutional investors have investment policies which prohibit them from trading in stocks on the OTCQB marketplace. The OTCQB marketplace affords our stockholders fewer corporate governance protections than if we were listed on a national exchange, such as requirements concerning the independence of our board of directors. As a result of our delisting from trading on NASDAQ, and the subsequent quotation of our common stock on the OTCQB marketplace, we and our investors could face adverse consequences, including:

•	limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	increased volatility in the market price and trading volume for our securities;

•	a determination that our common stock is a “penny stock” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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
We intend to pursue acquisitions of additional properties to grow our business in connection with our transformation plan.  Further, in order to continue to grow our real estate portfolio in a manner designed to, over time, help us generate profits, we may pursue higher valued properties than the properties we currently own. While we anticipate that acquisitions of any such higher valued properties would likely generate relatively higher rental income, such acquisitions would likely also involve higher acquisition costs and may involve higher costs of maintenance. There can be no assurance that we will invest in any such higher valued properties on commercially reasonable terms, if at all.

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
As of the date of this report, we have completed two real estate acquisitions in connection with the execution of our transformation plan. Until and unless we acquire additional properties, the rental payments by our existing lessees will represent the sole source of our revenues. The termination of the either of these leases or our failure to maintain them on favorable terms could have a material adverse effect on our business and financial condition.
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

In the event that we consummate an acquisition in the future, there is no assurance that we would fully realize the potential benefits of such a transaction. Further, acquisitions of properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment's performance will fail to meet expectations. To the extent we acquire higher valued properties as discussed above, these and other real estate-related risks may be exacerbated by the increased costs and obligations associated with any such higher valued properties.

Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition.
Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition. On May 11, 2015, Richard Sadowsky resigned from his position as our Acting Chief Executive Officer and from all other positions he held, effective immediately. In addition, effective May 11, 2015, Aaron Epstein was appointed as our President. John Breeman, in addition to his role as our Chief Financial Officer, served as our acting principal executive officer and principal financial officer. During 2016, both John Breeman and Aaron Epstein departed from the Company. On September 28, 2015, the Board appointed Kenneth Goldmann as Chief Administrative and Accounting Officer of the Company, effective as of October 5, 2015. On April 30, 2016, the Board appointed Andreea Paraschivoiu as the Chief Financial Officer of the Company. On November 14, 2016, Ms. Paraschivoiu resigned from her position as our Chief Financial Officer. Mr. Goldmann currently serves as our principal executive and principal financial officer. On September 24, 2015, each of Messrs. Andrew Roberto, James Nelson and Hunter Gary notified us of his resignation from our Board of Directors and each committee of the Board on which he served, effective September 25, 2015. On September 24, 2015, Peter Shea was appointed to the Board, effective September 25, 2015. Mr. Shea was also appointed to serve as Chairperson of the Board, Chairperson of the Compensation and Governance and Nominating Committees and as a member of our Audit Committee.

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
On March 29, 2017, we, as borrower, and Koala, as lender, an affiliate of Carl C. Icahn, our controlling stockholder, entered into a $30 million revolving note, which amended and restated our revolving note with Koala dated August 7, 2015. See Note 19 - Subsequent Events for additional information.

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
If the any or our existing properties or other property we acquire experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenue for our tenants or us. Any business interruption insurance may not fully compensate them or us for such loss of revenue. If one of our tenants experiences such a loss, it may be unable to satisfy its payment obligations to us under its lease with us.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can manage our business and produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We are required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting. Our compliance with Section 404 has required and will continue to require that we incur additional expense and expend management time on compliance-related issues. We have significantly reduced staffing in connection with the execution of our transformation plan. As a result, our maintenance of sufficient controls will be dependent on a smaller group of individuals than in the past. We currently only have one full-time and one part-time employee, and a limited number of consultants, which may adversely affect our ability to maintain proper internal controls.
If we fail to maintain proper controls, our business could be adversely affected, our ability to predict our cash needs and the market's confidence in our financial statements could decline, and the market price of our common stock could be adversely affected.
We may not be able to realize value from our NOLs.
As of December 31, 2016, we had federal and state NOLs of $494 million (net of $4 million of limitations) and between $88 million and $300 million, respectively, that begin to expire in 2019, for U.S. federal income tax purposes and in 2026 for state income tax purposes. If we had an “ownership change” as defined in section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (“the Code”), our NOLs generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Generally, an ownership change occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by 50 percentage points or more as compared to the lowest percentage of stock owned by such stockholders at any time during the preceding three year period. Based upon a review of past changes in our ownership, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these NOLs. There can be no assurance however that the Internal Revenue Service or some other taxing authority will not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our NOLs to offset future taxable income.

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
The use of the NOLs is subject to uncertainty because it is dependent upon the amount of taxable income generated by us and our consolidated subsidiaries. Through December 31, 2016 we have not generated taxable income on an annual basis, and there can be no assurance that we will have sufficient taxable income in future years to use the NOLs before they begin expiring at varying dates starting in 2019 for U.S. federal income tax purposes and in the 2026 for state income tax purposes.

Future legislation may impede our ability to realize the tax benefits of the NOLs.
It is possible that legislation or regulations will be adopted that would limit our ability to use the tax benefits associated with the NOLs.

The IRS could challenge the amount of the NOLs or claim that we experienced an ownership change, which could reduce the amount of NOLs that we can use.
As of the date of this Annual Report on Form 10-K, the amount of the NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of the NOLs, which could result in an increase in our future income tax liability. The Company's U.S. federal tax return for the year ended December 31, 2013 is currently under examination by the Internal Revenue Service.  No adjustments have been proposed as of the date of this filing.
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
In the past, lawsuits have been filed against us and certain of our current and former directors and officers in the U.S. District Court, Western District of Washington at Seattle, alleging various violations of federal securities laws and of state law, including breaches of fiduciary duties and unjust enrichment, relating to alleged false and misleading statements and omissions made by us in our registration statement for our initial public offering, subsequent reports filed with the SEC and other press releases and public statements. Although these cases have been dismissed, there is always the possibility for more suits to be brought against the Company. These types of litigation often are expensive and divert management's attention and resources. As a result, any of those claims, whether or not ultimately successful, could adversely affect our business, results of operations and cash flows.

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
We currently have fewer than 300 stockholders of record and, therefore, are eligible to terminate the registration of our common stock under the Exchange Act.
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

As of December 31, 2016, our real estate portfolio consisted of two investments in real property. The first property is located at 160 Brighton Ave., Long Branch, NJ, subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. The average annual rental income for the property over the remaining term of the original lease is expected to be approximately $203,000.

The second Property is located at 721 Flanders Road, Flanders, New York, subject to a lease with 7-Eleven, Inc. (“7-Eleven”), the original term of which expires in December 2029 (with four, five-year renewal options. During the Term, 7-Eleven is responsible for the payment of base rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. Voltari Real Estate Holding LLC, as landlord following the consummation of the acquisition of the Flanders Property, is responsible for certain maintenance and repair costs. Average annual rental income for the property over the remaining Original Term of the lease is approximately $162,000.
Our corporate headquarters is located in New York, New York and comprises approximately 100 square feet of space leased on a month to month basis. We continue to lease the approximately 8,000 square feet in New York, New York where our headquarters was previously located, and the lease continues until November 30, 2018. We are attempting to sub-lease this space.

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
Market Information
Since December 23, 2016, our common stock has been quoted on the OTCQB marketplace under the symbol “VLTC.” Previously, our common stock traded on the NASDAQ under the symbol “VLTC.”

Total shares of common stock outstanding as of March 20, 2017 were 8,994,814, and we had 249 stockholders of record. The number of stockholders of record does not reflect beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The following table sets forth the high and low sales prices of our common stock per share, as reported by NASDAQ and the OTCQB marketplace, as applicable, for each of the periods presented. As of March 20, 2017, the closing sales price of our common stock was $1.20 per share.

	High	Low
Fiscal Year Ending December 31, 2016
Fourth Quarter	$3.70	$1.75
Third Quarter	$3.98	$2.50
Second Quarter	$4.74	$3.25
First Quarter	$5.40	$3.25
Fiscal Year Ending December 31, 2015
Fourth Quarter	$8.60	$3.37
Third Quarter	$13.65	$4.51
Second Quarter	$21.75	$2.18
First Quarter	$1.57	$0.63

Unregistered Sales of Equity Securities
In the fiscal year ended December 31, 2016, we did not issue any unregistered securities.

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

Business Overview
Transformation Plan - In August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties.  The Company leases and intends to continue to lease such properties pursuant to so-called “double net” or “triple net” leases.  The Company has significantly reduced its workforce in connection with its transformation plan. Further, in order to continue to grow our real estate portfolio in a manner designed to, over time, help us generate profits, we may pursue higher valued properties than the properties we currently own. We anticipate that any such higher valued properties would likely generate relatively higher rental income, and would likely involve higher acquisition costs and may involve higher costs of maintenance. There can be no assurance that we will invest in any such higher valued properties on commercially reasonable terms, if at all.
Future acquisitions are intended to be initially financed through borrowings available under our Amended Revolving Note (as defined herein) with Koala (as defined herein) which, among other things, allows us increased borrowing capacity that will provide us flexibility to acquire such higher valued properties. See Note 19 - Subsequent Events for additional information.
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
On May 18, 2016, we acquired a real estate parcel in Flanders, New York. The property is subject to a lease with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”) of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. The landlord is responsible for certain maintenance and repair costs. The purchase price was approximately $2.82 million and the average annual rental income for the property over the remaining Original Term is approximately $162,000.

Results of Operations
In August, 2015 we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. As a result, residual charges related to these operations discontinued in 2015 and prior years are reported as discontinued operations in the consolidated financial statements for the requisite periods presented in this Annual Report on Form 10-K. See discussion of net loss from discontinued operations below and Note 5 - Discontinued Operations to our consolidated financial statements for more information.

Our continuing operations for years ended December 31, 2016 and 2015 consist of revenues and expense related to commercial real estate operations which commenced in August 2015, as well as general and administrative costs, depreciation and amortization, and interest expenses which are not directly attributable to discontinued operations. Continuing operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff as well as all legal and other professional fees, insurance and other costs not directly attributable to the mobile marketing and advertising business or our other discontinued operations.

Total revenues

	Year Ended
	December 31,
	2016	2015	$ Change
	(Dollars in thousands)
Total revenues	$262	$49	$213

Commercial real estate operations commenced in August 2015. Revenue from continuing operations for the year ended December 31, 2016 consists of rental income from our real estate properties acquired in 2016 and 2015.

Operating expenses

	Year ended
	December 31,
	2016	2015	$ Change
	(Dollars in thousands)
General and administrative	$2,778	$4,790	$(2,012)
Depreciation and amortization	289	194	95
Impairment charges	115	—	115
Acquisition transaction and integration costs	36	84	(48)
Total operating expenses	$3,218	$5,068	$(1,850)

General and administrative, excluding depreciation & acquisition expenses
For the year ended December 31, 2016, general and administrative expense, excluding depreciation, decreased $2.0 million compared to the year ended December 31, 2015, due to:

•	$0.8 million decrease in personnel costs and severance pay , resulting from continued staff reductions;

•	$0.5 million decrease in professional fees, primarily from renegotiated contracts;

•	$0.2 million decrease in Board of Directors fees and insurance resulting from fewer directors and lower fees;

•	$0.1 million decrease in other professional services resulting from the elimination of services;

•	$0.1 million decrease in stock related and listing fees resulting from the reduction in services;

•	$0.1 million decrease in non-income taxes due to our change in authorized shares

•	$0.1 million decrease in consulting fees resulting from the non-renewal of a contract;

•	$0.1 million decrease in stock compensation expenses resulting from the non-award of stock compensation;

•	$0.1 million decrease in various other general administrative expenses partially offset by:

•	$0.1 million increase in recruiting costs and costs associated with exiting our business in Indonesia.

Depreciation and amortization
For the year ended December 31, 2016, depreciation and amortization increased by $0.1 million compared to the year ended

December 31, 2015 due to:

•	$0.2 million increase in depreciation on our real estate properties, partially offset by;

•	$0.1 million decrease in our general office computer equipment, furniture, computer software and leasehold improvements related to the New York City office.

Impairment Charges
In July, 2016, in connection with the Company's ongoing transformation plan, and in an effort to minimize expenses in light of its significantly reduced employee headcount, the Company vacated the office space at 601 W. 26th Street, New York, New York, and impaired the remaining value of any office furniture, equipment and leasehold improvements resulting in an impairment loss of approximately $0.1 million.

Acquisition transaction and integration costs
For the years ended December 31, 2016 and 2015, acquisition transaction and integration costs include costs related to the acquisition of real estate properties, such as inspection, appraisal, legal, title insurance and other fees. For the year ended December 31, 2015 these costs included expenses for both the Long Branch Property and the Flanders Property. During 2016 these costs included the Flanders property in addition to other properties we have investigated for potential acquisitions.

Other expense, net

	Year ended
	December 31,
	2016	2015	$ Change
	(Dollars in thousands)
Interest expense and Revolving Note fees	$(131)	$(10)	$(121)

For the years ended December 31, 2016 and 2015, interest expense consists of the undrawn amount fee related to our Revolving Note with Koala. For the year ended December 31, 2016, interest expense also consists of interest on borrowings. See Note 9 - Revolving Note to our consolidated financial statements for more information.

Provision (benefit) for income taxes
No provision for income taxes was recorded in 2016 or 2015. Due to our history of operating losses, we have accumulated substantial net operating losses, which constitute the majority of our deferred tax assets. Because of our history of operating losses, we maintain full valuation allowances against our deferred tax assets and consequently are not recognizing any tax benefit related to our current pre-tax losses. If we achieve sustained profitability, subject to certain provisions of the U.S. federal tax laws that may limit our use of our accumulated losses, we will continue to evaluate whether we should record a valuation allowance, based on a more likely than not standard, which would result in immediate recognition of a tax benefit and we would begin recording income tax provisions based on our earnings and applicable statutory tax rates going forward. Due to our large net operating loss carryforwards, we do not expect to pay U.S. federal income taxes in the next several years.

Net Loss from discontinued operations

	Year ended
	December 31,
	2016	2015	$ Change
	(Dollars in thousands)
Net loss from discontinued operations	$(24)	$(1,593)	$1,569

Results of operations for our mobile marketing and advertising business, which terminated in August 2015, are included in discontinued operations for all periods presented. Results from discontinued operations for the year ended December 31, 2016 also reflect residual charges related to operations discontinued in 2015 and prior years. Net loss from discontinued operations for the year ended December 31, 2015 also includes operating losses related to the U.S. and Canadian messaging businesses and UK carrier business. See Note 5 - Discontinued Operations to our consolidated financial statements for more information.

For the year ended December 31, 2016, the net loss from discontinued operations decreased $1.6 million compared to the year ended December 31, 2015. This decrease was primarily due to:

•	$1.8 million decrease in direct third party expenses resulting from our exit from the mobile marketing and advertising business;

•	$1.4 million decrease in sales and marketing expense, resulting from lower 2016 marketing expenses and 2016 staff reductions in connection with executing our transformation plan in August 2015;

•	$1.0 million decrease related to product development and network operations, which were substantially curtailed in the first quarter of 2015;

•	$0.8 million reduction in general and administrative and expense, primarily related to restructuring in the first quarter of 2015 and executing our transformation plan in 2016;

•	$0.2 million reduction in general and administrative expenses;

•
$0.1 million decrease in depreciation and amortization expense following asset impairment and disposal of assets related to curtailment of data center operations in the first quarter of 2015; partially offset by;

•	$3.0 million lower revenue in 2016, resulting from our exit from the mobile marketing and advertising business and;

•	$0.7 million reduction in other income and restructuring gains.

Net loss

	Year ended
	December 31,
	2016	2015	$ Change
	(Dollars in thousands)
Net loss	$(3,111)	$(6,622)	$3,511
For the year ended December 31, 2016, our net loss was $3.1 million, compared to net loss of $6.6 million for the year ended December 31, 2015. The $3.5 million decrease in net loss is primarily due to:

•	decreased loss from discontinued operations of $1.6 million; and

•	decreased loss from continuing operations of $1.9 million.

Liquidity and Capital Resources
General
Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of December 31, 2016 consisted of cash and cash equivalents of $0.4 million, and our ability to borrow on our Koala loan.
On August 7, 2015, we, as borrower, and Koala, as lender, an affiliate of Mr. Carl C. Icahn, our controlling stockholder, entered into a revolving note (the “ Prior Note”). Pursuant to the Prior Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Prior Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Prior Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Prior Note, we may repay all or any portion of the amounts outstanding under the Prior Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Prior Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC.

As of December 31, 2016, borrowings from this loan facility totaled $4.50 million, primarily due to borrowings in connection with the acquisition of the Flanders Property. The outstanding balance, including accumulated interest of $0.14 million, totaled $4.64 million as of December 31, 2016. On March 6, 2017, we borrowed an additional $0.5 million under the Prior
Note to fund ongoing operating costs.

On March 29, 2017, we as borrower, and Koala, as lender, entered into a revolving note (the “Amended Revolving Note”), which amended and restated the Prior Note. The Amended Revolving Note provides that the net proceeds thereunder in excess of
$10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Pursuant to the Amended Note, Koala made available to the Company a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”). The Company may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion. Borrowings under the Amended Note will bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Revolving Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum. The Amended Revolving Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Revolving Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date. If an event of default exists, the Amended Revolving Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 300 basis points, per annum, or 4.5%, per annum. Subject to the terms and conditions of the Amended Revolving Note, the Company may repay all or any portion of the amounts outstanding under the Amended Revolving Note at any time without premium or penalty. The amounts available under the Commitment or Increased Commitment, as the case may be, will increase and decrease in direct proportion to repayments and reborrowings under the Amended Note, respectively, from time to time. As collateral for the Amended Revolving Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Real Estate Holding LLC.

To the extent we are unable to replace or refinance the Amended Revolving Note prior to its maturity we may not have sufficient capital resources to repay any amounts borrowed thereunder. There can be no assurance that we will be able to replace or refinance the Amended Revolving Note on commercially reasonable terms, if at all.

In August, 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real properties. We expect that the acquisition of commercial real properties, the cost of operations and working capital requirements will be our principal need for liquidity in the future. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the commercial real estate industry and the success of our transformation plan. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using borrowings available under the Amended Revolving Note and our cash and cash equivalents on hand. We currently intend to leverage real properties that we may acquire, but cannot assure that we will be able to do so on commercially reasonable terms, if at all.

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

Cash Flows
As of December 31, 2016 and 2015, we had cash and cash equivalents of $0.4 million and $1.2 million, respectively. The decrease of $0.8 million primarily reflects cash used in operating and investing activities of $5.3 million offset by our increase in borrowings of $4.5 million.

Net Cash Used in Operating Activities
For the year ended December 31, 2016, net cash of $2.5 million was used in operating activities. The change in our operating assets and liabilities was driven by a decrease in our prepaid expenses and other current assets of $0.3 million primarily from the reduction in our deposit on the Flanders Property, and a decrease in accounts payable and other accrued expenses of $0.3 million resulting primarily from the decrease in payroll costs accrued related to the execution of our transformation plan.

Net Cash Used in Investing Activities
For the year ended December 31, 2016, net cash of $2.8 million was used in investing activities, to acquire the Flanders Property.

Net Cash Provided by Financing Activities
For the year ended December 31, 2016, net cash of $4.5 million was provided by financing activities due to additional borrowings under our Prior Revolving Note.

Off-Balance Sheet Arrangements
As of December 31, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity and capital resources that are material to investors. Prior to the implementation of our transformation plan, we entered into contracts with mobile marketing and advertising customers which provided that we would indemnify such customers against certain intellectual property claims as well as other contractual matters. Until the expiration of such contractual indemnification provisions, we may indemnify our previous customers against certain copyright and patent infringement claims that may arise from them having used our software technology.

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

As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the significant accounting policies described in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.

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

Provision (benefit) for income taxes
We are subject to federal and various state income taxes in the U.S., and to a lesser extent, income-based taxes in various foreign jurisdictions, including, but not limited to Canada. In 2012, we effected a restructuring of our workforce and other cost savings initiatives. As a part of this process we have exited from our operations in India, the Asia Pacific region, France and the Netherlands. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we calculate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. We recognize only tax positions that are “more likely than not” to be sustained based solely on their technical merits. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

At December 31, 2016, our gross deferred tax assets consisted primarily of domestic net operating losses, capital loss carryforwards and research and development credit carryforwards. As of December 31, 2016, we had U.S. federal and state net operating loss carryforwards of approximately $494 million (net of $4 million of limitations) and between $88 million to $300 million, respectively, which begin to expire at varying dates starting in 2019 for U.S. federal income tax purposes and in 2026 for state income tax purposes. Because of our history of generating operating losses, we maintain full valuation allowances against these deferred tax assets and consequently do not recognize tax benefits for our current operating losses. If we determine it is more likely than not that all or a portion of the deferred tax assets will be realized, we will eliminate or reduce the corresponding valuation allowances which would result in immediate recognition of an associated tax benefit. Going forward, we will reassess the need for any remaining valuation allowances or the necessity to recognize additional valuation allowances. In the event we do eliminate all or a portion of the valuation allowances in the future, we will begin recording income tax provisions based on our earnings and applicable statutory tax rates from that time forward.

Redeemable preferred stock and common stock warrants
In October 2012, we issued 1,199,643 shares of Series J preferred stock and (after giving effect to the one-for-ten reverse stock split) warrants to purchase 1,014,982 shares of our common stock. Net proceeds from the rights offering of $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. Our Series J preferred stock contains certain redemption features which are outside of our control. Accordingly, our Series J preferred stock is classified as mezzanine equity and reported as Redeemable preferred stock on our consolidated balance sheet, net of issuance costs, at December 31, 2016. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. Holders of the Series J preferred stock are entitled to an annual dividend of 13% (which increases to 14% on August 22, 2017), which is payable in-cash or in-kind, at the discretion of the Company, on a quarterly basis. Dividends declared on the Series J preferred stock and accretion associated with the Series J preferred stock reduce the amount of net earnings that are available to common stockholders and are presented as separate amounts on the consolidated statements of operations. The common stock warrants are recorded as Additional paid-in capital on our consolidated balance sheet at December 31, 2016.

Critical Accounting Policies

Revenue recognition

The Company’s revenues are derived from rental income, include rents due in accordance with the lease terms, reported on a straight-line basis over the initial term of the leases. Our leases are categorized as operating leases.

Investments in real estate are recorded at acquisition date fair value. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed-rate renewal options for below-market leases.

Depreciation is computed using the straight-line method over the estimated useful lives of up to 43 years for buildings, 13 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, are amortized to expense over the remaining periods of the respective leases.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk.
We are not required to provide qualitative and quantitative disclosures about market risk because we are a smaller reporting company.

Item 8.	Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Voltari Corporation
We have audited the accompanying consolidated balance sheets of Voltari Corporation (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voltari Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

New York, NY
March 31, 2017

Voltari Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Real estate investments, net	$6,215	$3,592
Cash and cash equivalents	414	1,180
Accounts receivable, net of allowance	—	32
Prepaid expenses	520	856
Property and equipment, net	—	252
Other assets	101	92
Total assets	$7,250	$6,004
Liabilities, redeemable preferred stock and stockholders’ deficit
Accounts payable and accrued expenses	$508	$683
Accrued compensation	17	93
Deferred rent income	17	17
Revolving note	4,500	—
Interest payable	141	10
Deferred rent expense	25	29
Accrued preferred stock dividends	1,598	1,405
Other liabilities	116	136
Total liabilities	6,922	2,373
Commitments and contingencies
Redeemable preferred stock, $0.001 par value; 1,170,327 shares issued and outstanding at December 31, 2016 and 2015. Redemption value: $50,355 and $44,292 at December 31, 2016 and 2015, respectively.	48,024	41,305
Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at December 31, 2016 and 2015; 8,994,814 shares issued and outstanding at December 31, 2016 and 2015.	9	9
Additional paid-in capital	555,286	562,204
Accumulated deficit	(603,049)	(599,938)
Accumulated other comprehensive income	58	51
Total stockholders’ deficit	(47,696)	(37,674)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$7,250	$6,004

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Operations
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2016	2015

Revenue	$262	$49
Operating expenses
General and administrative	2,778	4,790
Depreciation and amortization	289	194
Impairment charges	115	—
Acquisition and transaction related	36	84
Total operating expenses	3,218	5,068
Operating loss	(2,956)	(5,019)
Interest expense and Revolving Note fees	(131)	(10)
Net loss from continuing operations	(3,087)	(5,029)
Net loss from discontinued operations, net of taxes	(24)	(1,593)
Net loss	$(3,111)	$(6,622)
Accretion of redeemable preferred stock	(848)	(720)
Series J redeemable preferred stock dividends	(6,062)	(5,355)
Net loss attributable to common stockholders	$(10,021)	$(12,697)

Net loss per share attributable to common stockholders - basic and diluted:
Continuing operations	$(1.11)	$(1.40)
Discontinued operations	—	(0.20)
Total net loss per share attributable to common stockholders	$(1.11)	$(1.60)

Weighted-average common shares outstanding – basic and diluted	8,994,814	7,956,291

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2016	2015
Net loss	$(3,111)	$(6,622)
Other comprehensive income:
Foreign currency translation adjustment	7	20
Comprehensive loss	$(3,104)	$(6,602)
The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2014	4,763,358	$5	$563,643	$(593,316)	$31	$(29,637)
Net loss	—	—	—	(6,622)	—	(6,622)
Other comprehensive income	—	—	—	—	20	20
Redeemable preferred stock dividends	—	—	(5,355)	—	—	(5,355)
Accretion of redeemable preferred stock	—	—	(720)	—	—	(720)
Sale of common stock, net of offering costs	4,300,000	4	4,551	—	—	4,555
Restricted stock forfeiture	(73,525)	—	—	—	—	—
Common stock options and warrants exercised	4,981	—	22	—	—	22
Stock-based compensation expense	—	—	63	—	—	63
Balance as of December 31, 2015	8,994,814	9	562,204	(599,938)	51	(37,674)
Net loss	—	—	—	(3,111)	—	(3,111)
Sale of common stock, net of offering costs	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	7	7
Redeemable preferred stock dividends	—	—	(6,062)	—	—	(6,062)
Accretion of redeemable preferred stock	—	—	(848)	—	—	(848)
Stock-based compensation expense	—	—	(8)	—	—	(8)
Balance as of December 31, 2016	8,994,814	$9	$555,286	$(603,049)	$58	$(47,696)

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,111)	$(6,622)
Loss from discontinued operations	24	1,593
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289	194
Amortization of favorable lease	42	10
Stock-based compensation expense	(8)	92
Impairment charges	115	—
Non-cash interest expense	131	10
Changes in operating assets and liabilities:
Prepaid expenses and other assets	339	(366)
Accounts payable and accrued expenses	(264)	76
Deferred revenue	(3)	—
Net cash used in operating activities - continuing operations	(2,446)	(5,013)
Net cash used in operating activities - discontinued operations	(6)	(1,034)
Net cash used in operating activities	(2,452)	(6,047)

Cash flows from investing activities:
Investment in real estate	(2,817)	(3,629)
Net cash used in investing activities - continuing operations	(2,817)	(3,629)
Net cash provided by investing activities - discontinued operations	3	280
Net cash used in investing activities	(2,814)	(3,349)

Cash flows from financing activities:
Proceeds from sale of common stock	—	5,755
Rights offering costs	—	(465)
Proceeds from debt facilities	4,500	—
Proceeds from exercise of common stock options	—	22
Redemption of Series J preferred stock	—	(1,012)
Net cash provided by financing activities - continuing operations	4,500	4,300
Effect of exchange rate changes on cash and cash equivalents	—	20
Net decrease in cash and cash equivalents	(766)	(5,076)
Cash and cash equivalents at beginning of year	1,180	6,256
Cash and cash equivalents at end of year	$414	$1,180

Supplemental schedule of non-cash financing activities:
Series J redeemable preferred stock dividend paid-in-kind	$5,870	$5,217

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Notes to Consolidated Financial Statements

1. Organization

Voltari Corporation (“Voltari” or the “Company”), a Delaware corporation, was incorporated in December, 2012 as a wholly-owned subsidiary of Motricity, Inc. (“Motricity”). Through a reorganization, Motricity became a wholly-owned subsidiary of Voltari in April, 2013. As of December 31, 2016 entities affiliated with Mr. Carl C. Icahn own approximately 97.9% of our Series J preferred stock and approximately 52.7% of our common stock.

The Company is in the business of acquiring, financing and leasing commercial real properties through its wholly owned subsidiary, Voltari Real Estate Holding LLC ("Voltari Holding"). The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. It is anticipated that the majority of the remaining costs related to the transformation plan have been incurred during 2016. Additional amounts to be incurred subsequent to the year ended December 31, 2016, if any, cannot be reasonably estimated. While we continue to experience losses from continuing operations in the year ended December 31, 2016 from discontinued operations, we have been reducing those losses as compared to prior periods. We currently own two commercial real properties. All of our revenue is derived from the rental income we receive under the two leases associated with these two properties. We have been funding our operations with borrowings under our Revolving Note as described in Note 9 - Revolving Note and Note 19 - Subsequent Events. We expect to continue to rely on borrowings to provide working capital in the near term.

2. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation. The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.
In August of 2015, we began implementing a transformation plan pursuant to which, among other things, we exited from our mobile marketing and advertising business. As a result, these businesses are reported as discontinued operations in the consolidated financial statements for all periods presented. See Note 5 - Discontinued Operations for further information.

Comprehensive Loss
The Company reports consolidated comprehensive loss in a separate statements following the consolidated statements of operations. Comprehensive loss is defined as the change in equity resulting from net loss and Other Comprehensive Income ("OCI"). The only component of OCI is foreign currency gains and losses.

Use of Estimates
The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include those involved in allocated cost of real estate investments, valuation of long-lived and intangible assets, provision for income taxes, and accounting for our redeemable preferred stock. In addition, significant estimates which pertain primarily to discontinued operations include recognition of revenue, software development costs and valuation of goodwill. Actual results could differ from those estimates.

Voltari Corporation
Notes to Consolidated Financial Statements

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

Depreciation is computed using the straight-line method over the estimated useful lives of up to 43 years for buildings, up to 13 years for improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, are amortized to expense over the remaining periods of the respective leases.

Revenue Recognition
The Company’s revenues are derived from rental income, include rents due in accordance with the lease terms, reported on a straight-line basis over the initial term of the leases. Our leases with tenants are classified as operating leases

Advertising revenues, related to discontinued operations, were derived principally from the sale of online advertisements. Advertising revenues on contracts were recognized as “impressions” (i.e., the number of times that an advertisement appears in web pages) were delivered, or as “clicks” (which were generated each time users on our websites click through our advertisements to an advertiser's designated website) were provided to advertisers.

Cash and Cash Equivalents
We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash and cash equivalents. Other assets included restricted cash of $0.1 million at December 31, 2016 and 2015, comprised of cash set aside to secure a real property lease and security for our credit card. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions. To date, the Company has not experienced any losses of cash. Included in Other assets is $91 thousand of restricted cash.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are presented at their face amount, less an allowance for doubtful accounts of $12 thousand as of December 31, 2015, on the consolidated balance sheet. Accounts receivable consist of amounts billed and currently due from customers and revenues earned but not yet billed. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures which incorporate historical write-offs and current economic conditions. Although, in circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded to reduce the related accounts receivable to an amount we believe is collectible. Delinquent accounts are written off when they are determined to be uncollectible.

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

Voltari Corporation
Notes to Consolidated Financial Statements

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

Advertising Costs
The costs of advertising were either expensed as incurred or fully expensed the first time the advertising takes place. Advertising expenses, included in discontinued operations, totaled $0.1 million for of the year ended December 31, 2015.

Stock-Based Compensation
We measure and recognize stock-based compensation expense using a fair value-based method for all share-based awards made to employees and nonemployee directors, including grants of stock options and other stock-based awards. We estimate the fair value of share-based awards, including stock options, using the Black-Scholes option-pricing model for awards with service-based conditions and the Monte Carlo Simulation pricing model for option awards with market-based conditions. The application of this standard requires significant judgment and the use of estimates, particularly with regards to assumptions such as stock price volatility, expected option lives and risk-free interest rate, all of which are utilized to value equity-based compensation. We recognize stock compensation expense, net of estimated forfeitures, using a straight line method over the requisite service period of the individual grants, which generally equals the vesting period. There were no stock options outstanding as of December 31, 2016.

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

We follow the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance defines the level of assurance that a tax position must meet in order to be recognized in the financial statements and also provides for de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The guidance utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. Step two, measurement, is based on the largest amount of benefit which is more likely than not to be realized on effective settlement. The Company classifies interest and penalty expense related to uncertain tax positions as a component of income tax expense.

Voltari Corporation
Notes to Consolidated Financial Statements

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

Operating Segment
Effective August, 2015, we currently operate and manage our business from continuing operations as a single segment, that of acquiring, financing and leasing commercial real estate properties. For the year ended December 31, 2016 two U.S. tenants comprised all revenue from continuing operations, and for the year ended December 31, 2015 one U.S. tenant comprised all revenue from continuing operations.

Fair Value of Financial Instruments
As of December 31, 2016 and 2015, we had cash and cash equivalents of $0.4 million and $1.2 million, respectively. The carrying amount of certain financial instruments, including accounts receivable, accounts payable, revolving note and accrued expenses, approximates fair value due to their short maturities. There were no transfers between levels in the fair value hierarchy during the years ended December 31, 2016 or 2015.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation.

Foreign Currency - Discontinued Operations
We have ceased operations in all of our previously operational international subsidiaries and are winding down these subsidiaries. During this winding down periods the functional currencies of our international subsidiaries are the local currencies. We translate the financial statements of our international subsidiaries to U.S. dollars using end-of-period exchange rates for assets and liabilities and average currency exchange rates for revenues and expenses. Translation adjustments resulting from this process are included in Other comprehensive income and are reflected as a separate component of stockholders’ equity. Realized and unrealized transaction gains and losses are included in Other income (expense), net in the period in which they occur, except on intercompany balances considered to be long-term, and have not been significant for any periods presented. Transaction gains and losses on intercompany balances considered to be long-term are recorded in Other comprehensive income.
Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to evaluate for each reporting period whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosure in certain circumstances. The new standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted the standard effective as of January 1, 2016. The adoption did not have any impact on the financial statements.

Voltari Corporation
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this ASU supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard allows for either full retrospective or modified retrospective adoption. Currently, all revenues are derived from lease contracts which are not within the scope of this guidance.
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for us in the first quarter of 2019, and we are currently assessing the impact of this standard to our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation. The guidance simplifies the accounting for share-based payment transactions, including a policy election option with respect to accounting for forfeitures either as they occur or estimating forfeitures (as is currently required), as well as increasing the amount an employer can withhold to cover income taxes on equity awards. ASU 2016-09 is effective for us in the first quarter of 2017. We plan on accounting for forfeitures as they occur, and we do not expect the adoption will have a material effect on our financial position or results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The guidance changes the impairment model for most financial assets and certain other instruments, requiring the use of an "expected credit loss" model and adding more disclosure requirements. ASU 2016-13 is effective for us in the first quarter of 2020, and we are currently assessing the impact of this standard to our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-15 is effective in the first quarter of 2018, and we are currently assessing the impact of this standard to our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. Currently, there is no specific guidance to address how to classify or present these changes. ASU 2016-18 is effective for us in the first quarter of 2018, and we are currently assessing the impact of this standard to our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The guidance changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our real estate acquisitions will be considered asset acquisitions. The new guidance will be applied prospectively to any transactions occurring in the period of adoption. ASU 2017-01 is effective January 1, 2019, and we are currently assessing the impact of this standard to our consolidated financial statements.

Voltari Corporation
Notes to Consolidated Financial Statements

3. Real Estate Investments

On May 18, 2016, we, through our wholly owned subsidiary, Voltari Real Estate Holding LLC ("Voltari Holding"), completed the acquisition of a real estate parcel in Flanders, New York (the "Flanders Property”) from Flanders Holding, LLC ("Seller") pursuant to the Purchase and Sale Agreement, between Voltari Holding and the Seller, dated December 3, 2015, as amended on January 11, 2016, February 10, 2016 and March 10, 2016. The purchase price was approximately $2.82 million, inclusive of all costs, escrows and reserves. The purchase price was paid using cash on hand and borrowings under the Company’s revolving loan facility with Koala Holding LP ("Koala"), an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder. The revolving loan facility was amended and restated on March 29, 2017 and bears interest at a per annum rate equal to the greater of the LIBOR rate plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum.

The Flanders Property is a single tenant retail convenience store, which is subject to a lease (the “Lease”) with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”), of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”). During the Term, 7-Eleven is responsible for the payment of base rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. Voltari Holding, as landlord following the consummation of the acquisition of the Flanders Property, is responsible for certain maintenance and repair costs. Average annual rental income for the property over the remaining Original Term of the lease is approximately $161,000.

On September 17, 2015, we, through our wholly owned subsidiary, Voltari Holding completed the acquisition of a real estate parcel in Long Branch, New Jersey from 160 Brighton Acquisition, LLC (“Seller”) pursuant to the terms of an Agreement for Sale and Purchase, dated August 7, 2015, between Voltari Holding and Seller, for a purchase price of approximately $3.63 million. Refer to
http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant.

The property is subject to a triple net lease with JP Morgan Chase Bank, N. A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Average annual rental income for the property over the remaining term of the original lease is approximately $203,000.

For the years ended December 31, 2016 and 2015, acquisition-related costs totaled $36 thousand and $84 thousand respectively, and have been recognized as expense.
Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

	Remaining Useful life	As of
		December 31, 2016	December 31, 2015
Real Estate Investments, at cost:
Land		$2,345	$1,454
Building, fixtures and improvements	10 - 43 yrs.	3,494	1,780
Total tangible assets		5,839	3,234
Acquired Intangibles - In-place leases	5 - 13 yrs.	607	395
Total cost of Real Estate Investments		6,446	3,629
Less: Accumulated depreciation and amortization		(231)	(37)
Total cost of Real Estate Investments, net		$6,215	$3,592

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $101 thousand and $16 thousand respectively.

Intangible amortization expense for the years ended December 31, 2016 and 2015 amounted to $93 thousand and $21 thousand respectively, of which $42 thousand and $10 thousand of favorable lease amortization were reflected as a reduction in revenue, respectively.

Expected in-place lease and favorable lease amortization for each of the next five years, and thereafter, is as follows (dollars in thousands):

Years Ending December 31,
2017	$99
2018	99
2019	99
2020	57
2021	16
Thereafter	124
Total	$494

The following table presents future minimum base rental receipts due to us over the next five years (dollars in thousands):

Year Ending December 31,
2017	$348
2018	348
2019	348
2020	239
2021	160
Thereafter	1,356
Total	$2,799

4. Property and Equipment, net

Information related to our major categories of our property and equipment, net, is as follows (dollars in thousands):

	Useful Life	As of December 31,
	(in years)	2016	2015
Capitalized software	3	$331	$331
Computer software and equipment	3-5	23	111
Leasehold improvements	4-10	—	214
Equipment, furniture and fixtures	7	—	129
Total property and equipment		354	785
Less: Accumulated depreciation and amortization		(354)	(533)
Property and equipment, net		$—	$252

There was no capitalized interest associated with property and equipment for the years ended December 31, 2016 and 2015. Depreciation expense related to property and equipment totaled $137 thousand and $317 thousand for the years ended December 31, 2016 and 2015, respectively. See Note 6 - Impairment Charges.

5. Discontinued Operations

In August of 2015, we began implementing a transformation plan pursuant to which, among other things, we exited from our mobile marketing and advertising business.
The effect of discontinued operations on the consolidated statements of operations for the years ended December 31, 2016 and 2015 is as follows (dollars in thousands):

	Year Ended December 31, 2016
	Mobile Marketing & Advertising	Total
Revenue	$—	$—
Operating expenses	24	24
Depreciation and amortization	—	—
Operating loss	$(24)	$(24)
Gain on sale of equipment	—	—
Other income (expense)	—	—
Net loss from discontinued operations	$(24)	$(24)

	Year Ended December 31, 2015
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$3,035	$—	$3,035
Operating expenses	4,523	137	4,660
Depreciation and amortization	150	—	150
Operating loss	$(1,638)	$(137)	$(1,775)
Gain on sale of equipment	182	—	182
Other income (expense)	1	(1)	—
Net loss from discontinued operations	$(1,455)	$(138)	$(1,593)

6. Impairment Charges

In July, 2016, in connection with the Company's ongoing transformation plan, and in an effort to minimize expenses in light of its significantly reduced employee headcount, the Company vacated the office space at 601 W. 26th Street, New York, New York, and impaired the remaining value of any office furniture, equipment and leasehold improvements resulting in an impairment loss of approximately $0.1 million. The resulting carrying value of the assets is currently zero. The eventual disposition of the assets cannot be determined as of the date of these financial statements.

7. Liquidity and capital resources

Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of December 31, 2016 consisted of cash and cash equivalents of $0.4 million, and our ability to borrow on our Koala loan.

On August 7, 2015, we, as borrower, and Koala, as lender, an affiliate of Mr. Carl C. Icahn, our controlling stockholder, entered into a revolving note (the “ Prior Note”). Pursuant to the Prior Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Prior Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Prior Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Prior Note, we may repay all or any portion of the amounts outstanding under the Prior Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Prior Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC.

As of December 31, 2016, borrowings from this loan facility totaled $4.50 million, primarily due to borrowings in connection with the acquisition of the Flanders Property. The outstanding balance, including accumulated interest of $0.14 million, totaled $4.64 million as of December 31, 2016. On March 6, 2017, we borrowed an additional $0.5 million under the Prior
Note to fund ongoing operating costs.

On March 29, 2017, we as borrower, and Koala, as lender, entered into a revolving note (the “Amended Revolving Note”), which amended and restated the Prior Note. The Amended Revolving Note provides that the net proceeds thereunder in excess of
$10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Pursuant to the Amended Note, Koala made available to the Company a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”). The Company may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion. Borrowings under the Amended Note will bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Revolving Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum. The Amended Revolving Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Revolving Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date. If an event of default exists, the Amended Revolving Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 300 basis points, per annum, or 4.5%, per annum. Subject to

Voltari Corporation
Notes to Consolidated Financial Statements

the terms and conditions of the Amended Revolving Note, the Company may repay all or any portion of the amounts outstanding under the Amended Revolving Note at any time without premium or penalty. The amounts available under the Commitment or Increased Commitment, as the case may be, will increase and decrease in direct proportion to repayments and reborrowings under the Amended Note, respectively, from time to time. As collateral for the Amended Revolving Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Real Estate Holding LLC.

In light of the above, the consolidated financial statements were prepared on the basis that the Company will continue as a going concern. Therefore, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities or any other adjustments that might result in the event the Company is unable to continue as a going concern.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	As of December 31,
	2016	2015
Accounts payable	$140	$209
Accrued taxes, not related to income	352	367
Other accrued expenses	16	107
	$508	$683

9. Revolving Note

On August 7, 2015, we, as borrower, and Koala, as lender, an affiliate of Carl C. Icahn, our controlling stockholder, entered into a revolving note (the “Prior Note”). Pursuant to the Prior Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Prior Note will bear interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Prior Note also includes a fee of 0.25%, per annum, on undrawn amounts and matures on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, is consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that is earlier than December 31, 2017. Subject to the terms and conditions of the Prior Note, we may repay all or any portion of the amounts outstanding under the Prior Note at any time without premium or penalty, and any amounts so repaid will, until the maturity date, be available for re-borrowing. As collateral for the Prior Note, we have pledged and granted to Koala a lien on our limited liability company interest in Voltari Holding. During the years ended December 31, 2016 and 2015, borrowings from this loan facility totaled $4.5 million and $0.0 million, due to borrowings in connection with the acquisition of the Flanders Property of approximately $2.82 million and working capital requirements of approximately $1.68 million. As of December 31, 2016 and 2015, the outstanding balance, including accumulated interest of $0.14 million and $0.01 million, totaled $4.64 million and $0.01 million receptively. On March 29, 2017, we, as borrower, and Koala, as lender, entered into a $30 million revolving note, which amends and restates the Prior Note. See Note 19 - Subsequent Events for additional information.

10. Commitments and Contingencies

Operating Leases

Voltari Corporation
Notes to Consolidated Financial Statements

Corporate Headquarters--The Company rents approximately 8,000 square feet of office space in New York, New York, which has been utilized as its corporate headquarters. In connection with the Company's ongoing transformation plan, and in an effort to minimize expenses in light of its significantly reduced employee headcount, the Company determined that this office space was not suitable for its needs, and therefore vacated the office space and informed its landlord of its intention not to renew the lease when it terminates in November 2018. This space is currently used for the storage of furniture and equipment that was impaired in July, 2016. The Company has sought, and continues to actively seek, a tenant to sublease this vacated office space. As of July 1, 2016, the Company has moved to approximately 100 square feet of office space utilized by companies affiliated with Mr. Carl C. Icahn, the Company’s controlling shareholder, in New York, New York. This space is being rented on a month-to-month basis for $500 per month. This arrangement may be terminated at any time by either party without penalty.
We continue to lease office space under a non-cancellable operating lease agreement. Rent expense for the non-cancellable operating lease with scheduled rent increases and landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date.
Estimated future minimum net rentals payable under non-cancellable lease agreements at December 31, 2016 are as follows (in thousands):

Year Ending December 31,
2017	$286
2018	266
Total	$552
The table was prepared assuming the maximum commitments currently outstanding, but such commitments could decrease based on termination negotiations.

Rental expense under operating lease agreements included in continuing operations for each of the years ended December 31, 2016 and 2015 were $0.3 million.

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

Voltari Corporation
Notes to Consolidated Financial Statements

12. Redeemable Preferred Stock

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

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and warrants to acquire 1,014,982 common shares in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our consolidated balance sheets at December 31, 2016 and 2015.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at December 31, 2016 and 2015 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event were to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13% (adjusting to 14% on August 22, 2017), which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $19.5 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the consolidated statements of operations.

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

As of December 31, 2016, our Series J preferred stock has an aggregate redemption value of approximately $50.4 million, including paid-in-kind dividends of $19.5 million and accrued dividends of $1.6 million which are included within Other liabilities on our consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0.8 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively.

Voltari Corporation
Notes to Consolidated Financial Statements

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

Stock Options
Stock-based compensation expense associated with stock options was less than $0.1 million for each of the years ended December 31, 2016 and 2015. As of December 31, 2016, there were no total unrecognized stock-based compensation costs, net of estimated forfeitures, related to unvested options.

The following table summarizes all stock option activity for the year ended December 31, 2016:

Stock Options	Shares	Weighted-Average Exercise Price Per Share	Remaining Average Contractual Term (Years)
Outstanding, December 31, 2015	41,150	$7.85	7.81
Exercised
Forfeited	(41,150)	$7.85	—
Outstanding, December 31, 2016	—	—	—

Stock option awards will vest based upon a combination of employee service and the achievement of certain specified market conditions as follows: (i) twenty-five percent (25%) of the shares subject to the option will vest in four (4) equal tranches on each anniversary of the vesting commencement date (i.e., 6.25%); and (ii) the remaining seventy-five percent (75%) of the shares subject to the option will vest on the third (3rd) anniversary of the applicable vesting commencement date, subject to the achievement of 90-day period common stock fair value targets.

In determining the compensation cost of stock options awards, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for awards with service-based conditions and the Monte Carlo Simulation pricing model for awards with market-based conditions. No options were granted in 2016 or 2015.

Restricted Stock Awards

There was no stock-based compensation expense associated with restricted stock awards for the year ended December 31, 2016. Stock-based compensation expense associated with restricted stock awards for the year ended December 31, 2015 was $0.1 million.

In August of 2014, we granted a total of 73,525 restricted stock awards to our non-employee directors in connection with their service to the Company. On August 20, 2015, each member of the Board of Directors of the Company elected to forfeit 14,705 shares of restricted common stock of the Company (in aggregate 73,525 shares), constituting all of the shares awarded to each such director in August 2014 in connection with service as a director of the Company.

Warrants

We issued warrants to purchase common shares in connection with the closing of our 2012 rights offering. Ten (10) warrants must be exercised to purchase one (1) share of common stock, at a price of $6.50 per common share. As of December 31, 2016, there are 10,149,584 warrants outstanding, and the aggregate number of shares of common stock that may be purchased upon exercise of the outstanding warrants is 1,014,958 shares of common stock at an exercise price of $6.50 per whole share. The warrants expire October 11, 2017. As of December 31, 2016, the exercise price of the warrants exceeds the market price of the common stock.

Net proceeds from the 2012 rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the common stock warrants was determined to be approximately $1.3 million and is recorded in Additional paid-in capital on our consolidated balance sheets at December 31, 2016 and 2015.

14. Income Taxes

All pre-tax loss from continuing operations is derived from the U.S. No tax expense was recorded for the years ended December 31, 2016 and 2015. We maintain a full valuation allowance against our net deferred tax assets, which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding that there is insufficient evidence to support the realizability of our deferred tax assets.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the income tax provision as follows:

	Year Ended December 31,
	2016	2015
United States federal tax at statutory rate	34.0%	34.0%
Change in valuation allowance	(379.9)	9.0
Foreign entity liquidation	—	—
State taxes (net of federal tax benefit)	345.9	(47.2)
Other	—	4.2
Effective rate	—%	—%

Significant components of our deferred tax assets and liabilities consist of the following as of December 31 (in thousands):

	Year Ended December 31,
	2016	2015
Domestic net operating loss carryforwards	$187,356	$169,278
Foreign net operating loss carryforwards	8,682	8,680
Research and development credits	5,436	5,436
Other	1,919	2,775
Deferred tax assets	203,393	186,169
Valuation allowance	(203,393)	(186,169)
Net deferred tax assets	$—	$—

As of December 31, 2016, the Company provided a full valuation allowance against its gross deferred tax assets because realization of these benefits could not be reasonably assured. The $17.2 million increase in the valuation allowance for the period December 31, 2015 to December 31, 2016 was primarily due to deferred tax adjustments related to state net operating losses.

We have research and development credit carryforwards of $5.4 million at December 31, 2016, that will begin to expire in 2021.

As of December 31, 2016, the Company had federal net operating loss carryforwards of $498.6 million and state net operating loss carryforwards between $88.0 million to $300 million. Due to a 2012 IRC Section 382 ownership change approximately $3.1 million of Federal net operating losses will expire unused. These net operating loss carryforwards begin to expire in 2019 for U.S. federal income tax purposes and in 2026 for state income tax purposes. The ultimate availability of the federal and state net operating loss carryforwards to offset future income may be subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

The Company has determined that there are no unrecognized tax benefits as of December 31, 2016 and 2015. Historically, the Company has not incurred interest or penalties associated with unrecognized tax benefits and no interest or penalties were recognized during the years ended December 31, 2016 or 2015. The Company has adopted a policy whereby amounts related to interest and penalties associated with unrecognized tax benefits are classified as income tax expense when incurred.

We did not make any income tax payments related to our continuing operations in 2016 or 2015. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, due to the generation of net operating losses, all tax years for which the Company filed a tax return remain open. The Company's U.S. federal tax return for the year ended December 31, 2013 is currently under examination by the Internal Revenue Service.  No adjustments have been proposed as of the date of this filing.

The Company discontinued operations in Indonesia in 2012. In 2013 the Company received notification that additional income and VAT taxes would be due from the Company's subsidiary, P. T. Motricity Indonesia the years ended 2010 to 2012. The assessment resulted in tax totaling approximately $0.7 million which was recorded in 2013. Subsequently P. T. Motricity Indonesia paid taxes and penalties as assessed. However, the Company determined that there remained approximately $0.4 million of unpaid amounts. Currently the Company is in the process of liquidating it's corporate structure in Indonesia and management has decided to leave the remaining balance as a liability until such time as a complete liquidation has been made. The outcome of this matter is uncertain and a liability has been recorded in the financial statements as of December 31, 2016.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Year Ended December 31,
	2016	2015
Net loss attributable to common stockholders	$(10,021)	$(12,697)
Weighted-average common shares outstanding - basic and diluted	8,994,814	7,956,291
Net loss per share attributable to common stockholders - basic and diluted	$(1.11)	$(1.60)

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

	Year Ended December 31,
	2016	2015
Common stock issuable upon exercise of warrants	1,014,958	1,014,958
Options to purchase common stock	—	41,150
Restricted stock	—	—
Total securities excluded from net loss per share attributable to common stockholders	1,014,958	1,056,108

16. Defined Contribution Plan

We maintained a defined contribution plan (“401(k) Savings Plan”) for eligible employees, which was suspended in January of 2016. The 401(k) Savings Plan assets are held in trust and invested as directed by the plan participants, and shares of our common stock are not an eligible investment election. We had provided a match on a specified portion of eligible employees’ contributions as approved by our board of directors. Historically, we had made matching contributions equal to 50% of the portion of contributions that do not exceed 6% of eligible pay. We did not have any matching contributions included in continuing operations in 2016 and we had less than $0.1 million in 2015.

17. Related Party Transactions

Insight Portfolio Group LLC, owned by a number of other entities with which Mr. Carl C. Icahn has a relationship, was formed in order to maximize the potential buying power of participating companies in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company is a member of the buying group. During the year ended December 31, 2016, we paid a fee of $3,000 and during the year ended December 31, 2015, we paid a fee of $50,000 for

Voltari Corporation
Notes to Consolidated Financial Statements

the services of Insight Portfolio Group. On August 7, 2015, we, as borrower, and Koala, as lender, an affiliate of Carl C. Icahn, our controlling stockholder, entered into a revolving note (the “Prior Note”). See Note 9 Revolving Note and Note 19 Subsequent Events.

As of July 1, 2016, the Company has moved to approximately 100 feet of office space utilized by companies affiliated with Mr. Carl C. Icahn, the Company’s controlling shareholder, in New York, New York. This space is being rented on a month-to-month basis for $500 per month. This arrangement may be terminated at any time by either party without penalty.

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

Voltari Corporation
Notes to Consolidated Financial Statements

19. Subsequent Events
On March 3, 2017 the Company borrowed an additional $0.5 million from Koala bringing the principal balance outstanding under the Revolving Note to $5.0 million.

On March 29, 2017, we, as borrower, and Koala, entered into a revolving note (the “Amended Revolving Note”), which amended and restated the Company’s revolving note with Koala dated August 7, 2015. The Amended Revolving Note provides that the net proceeds thereunder in excess of $10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Pursuant to the Amended Note, Koala made available to the Company a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”). The Company may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion. Borrowings under the Amended Note will bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum. The Amended Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date.

If an event of default exists, the Amended Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 300 basis points, per annum, or 4.5%, per annum. Subject to the terms and conditions of the Amended Note, the Company may repay all or any portion of the amounts outstanding under the Amended Note at any time without premium or penalty. The amounts available under the Commitment or Increased Commitment, as the case may be, will increase and decrease in direct proportion to repayments and reborrowings under the Amended Note, respectively, from time to time. As collateral for the Amended Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Real Estate Holding LLC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
(in thousands)	2016	2015
Tax Valuation Allowance:
Beginning balance	$186,169	$186,967
Charged (reversed) to net loss	17,224	(798)
Ending balance	$203,393	$186,169

Allowance for Doubtful Accounts:
Beginning balance	$12	$109
Charged (reversed) to costs and expenses	—	(56)
Write-offs	(12)	(41)
Ending Balance	$—	$12

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2016

(Dollars in Thousands)

COLUMN A	COLUMN B	Column C Initial Cost		COLUMN D Cost Capitalized Subsequent to Acquisition	COLUMN E Gross amount carried at Close of Period			COLUMN F		COLUMN G	COLUMN H
Location	Encumbrances	Land	Building & Improvements	Land Building & Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on which depreciation is computed
Long Branch, NJ	$—	$1,454	$2,175	$—	$1,454	$2,175	$3,629	$186	$3,443	9/17/2015	35 years
Flanders, NY	—	891	1,926	—	891	1,926	2,817	45	2,772	5/18/2016	43 years
Total	$—	$2,345	$4,101	$—	$2,345	$4,101	$6,446	$231	$6,215

The following table presents changes in the Company's operating real estate portfolio gross of accumulated depreciation for the years ended December 31, 2016 and 2015:

	2016	2015
Beginning balance	$3,629	$—
Property acquisitions	2,817	3,629
Ending Balance	$6,446	$3,629

Changes in accumulated depreciation for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Beginning balance	$37	$—
Depreciation and amortization expense	194	37
Ending Balance	$231	$37

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Accounting and Administrative Officer, who as of the date of this report is performing the functions of our Principal Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Accounting and Administrative Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our board and management, including our Chief Accounting and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Amended Revolving Note

On March 29, 2017, Voltari Corporation (the “Company”), as borrower, and Koala Holding LP, as lender, an affiliate of Carl C. Icahn, the Company’s controlling stockholder (“Koala”), entered into a revolving note (the “Amended Note”), which amended and restated the Company’s revolving note with Koala dated August 7, 2015 (the “Prior Note”). As compared to the Prior Note and as further described below, the Amended Note, among other things, increases the borrowing amount available to the Company, extends the maturity date for repayment of borrowings, and lowers the interest rate applicable to borrowings. Further, the Amended Note does not feature an undrawn amount fee, as had the Prior Note. The Amended Note provides that the net proceeds thereunder in excess of $10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. In connection with the negotiation of the structure and terms of the Amended Note, the Board of Directors of the Company (the “Board”), which consists entirely of independent directors, retained and received advice from its own legal counsel as well as an independent financial advisor. The Board received an opinion from its independent financial advisor that the financial terms of the Amended Note are fair, from a financial point of view, to the Company. The Board approved the terms and conditions of, and the Company’s entry into, the Amended Note.

Pursuant to the Amended Note, Koala made available to the Company a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”). The Company may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion. Borrowings under the Amended Note will bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum. The Amended Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date.

If an event of default exists, the Amended Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 300 basis points, per annum, and 4.5%, per annum. Subject to the terms and conditions of the Amended Note, the Company may repay all or any portion of the amounts outstanding under the Amended Note at any time without premium or penalty. The amounts available under the Commitment or Increased Commitment, as the case may be, will increase and decrease in direct proportion to repayments and reborrowings under the Amended Note, respectively, from time to time. As collateral for the Amended Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Real Estate Holding LLC (“Voltari Holding”).

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2016
Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2016
Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2016
Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2016
Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2016
Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. Financial Statements
The following consolidated financial statements are submitted in Part II, Item 8 of this annual report:

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	58
Schedule III - Real estate and accumulated depreciation	59
All other financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Item 16.	Form 10-K Summary.

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLTARI CORPORATION

Date:	March 31, 2017	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Chief Administrative and Accounting Officer (Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicted have signed this report below.

Signature	Title	Date

/s/ Kenneth Goldmann	Chief Administrative and Accounting Officer (Principal Executive and Principal Financial Officer)	March 31, 2017
Kenneth Goldmann

/s/ Peter Shea	Chairman of the Board	March 31, 2017
Peter Shea

/s/ Jaffrey A. Firestone	Director	March 31, 2017
Jaffrey A. Firestone

/s/ Kevin Lewis	Director	March 31, 2017
Kevin Lewis

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed by
2.2	Agreement and Plan of Reorganization, dated as of February 8, 2013, by and among Motricity, Inc., Voltari Merger Sub, Inc., and Voltari Corporation	S-4	2/11/2013	Voltari

3.1	Amended and Restated Certificate of Incorporation of Voltari Corporation	S-4	2/11/2013	Voltari

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation	8-K	4/23/2013	Voltari

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation	8-K	9/16/2015	Voltari

3.4	Amended and Restated Bylaws of Voltari Corporation	S-4	2/11/2013	Voltari

4.1	Specimen Stock Certificate for Voltari Corporation Common Stock	S-4	2/11/2013	Voltari

4.2	Specimen Stock Certificate for Voltari Series J Preferred Stock	S-4	2/11/2013	Voltari

4.3	Form of Warrant for Voltari Corporation	S-4	2/11/2013	Voltari

4.4	Warrant Agreement by and between Motricity, Inc. and American Stock Transfer & Trust Company, dated October 11, 2012	8-K	10/12/2012	Motricity

10.1	Form of Motricity, Inc. Indemnification Agreement#	S-1	1/22/2010	Motricity

10.2	Form of Stock Option Agreement under the 2010 Long-Term Incentive Plan#	S-1/A	6/2/2010	Motricity

10.3	Form of Restricted Stock Agreement under the 2010 Long-Term Incentive Plan#	10-Q	8/6/2010	Motricity

10.4	Motricity, Inc. 2010 Long-Term Incentive Plan, as amended#	8-K	11/2/2011	Motricity

10.5	Waiver Letter, dated as of March 30, 2015, from High River Limited Partnership and Koala Holdings LP.	8-K	3/30/2015	Voltari

10.6	Offer Letter by and between Voltari Corporation and Aaron Epstein, dated May 11, 2015	10-Q	5/14/2015	Voltari

10.7	Separation Agreement and Release by and between Voltari Corporation and Richard Sadowsky, dated May 11, 2015	10-Q	5/14/2015	Voltari

10.8	Revolving Note with Koala LP (as lender) dated August 7, 2015	10-Q	8/7/15	Voltari

10.9	Agreement for Sale and Purchase with 160 Brighton Acquisition LLC dated August 7, 2015	10-Q	8/7/15	Voltari

10.10	Ground Lease with JPMorgan Chase Bank, N.A., together with Bill of Sale and General Assignment to 160 Brighton Acquisition LLC, dated March 2, 2006	10-Q	8/7/15	Voltari

10.11	Offer Letter by and between Voltari Corporation and Kenneth Goldmann, dated September 28, 2015.	8-K	9/30/15	Voltari

10.12	Non-Disclosure and Intellectual Property Protection Agreement by and between Voltari Corporation and Kenneth Goldmann, dated September 28, 2015.	8-K	9/30/15	Voltari

10.13	Purchase and Sale Agreement, dated as of December 3, 2015, by and between Flanders Holding, LLC and Voltari Real Estate Holding, LLC.	8-K	12/9/15	Voltari

10.14	First Amendment to Purchase and Sale Agreement, dated as of January 11, 2016, by and between Flanders Holding, LLC and Voltari Real Estate Holding, LLC.	8-K	2/19/16	Voltari

10.15	Second Amendment to Purchase and Sale Agreement, dated as of February 10, 2016, by and between Flanders Holding, LLC and Voltari Real Estate Holding, LLC.	8-K	2/19/16	Voltari

10.16	Third Amendment to Purchase and Sale Agreement, dated as of March 10, 2016, by and between Flanders Holding, LLC and Voltari Real Estate Holding, LLC.*	10-K	3/16/16	Voltari

10.17	Revolving Note with Koala (as lender) dated March 29, 2017*

21.1	Subsidiaries of Voltari Corporation*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Administrative and Accounting Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Administrative and Accounting Officer**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

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