Form 10-Q
period 2017-03-31
Voltari Corp
filed 2017-05-15
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 9, 2017, there were 8,994,814 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Real estate investments, net	$6,160	$6,215
Cash and cash equivalents	613	414
Prepaid expenses	421	520
Other assets	105	101
Total assets	$7,299	$7,250
Liabilities, redeemable preferred stock and stockholders’ deficit
Accounts payable and accrued expenses	$590	$508
Accrued compensation	-	17
Deferred rent income	17	17
Revolving note	5,000	4,500
Interest payable	194	141
Deferred rent expense	24	25
Accrued preferred stock dividends	1,614	1,598
Other liabilities	117	116
Total liabilities	7,556	6,922

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; 1,170,327 shares issued and outstanding at March 31, 2017 and December 31, 2016. Redemption value: $51,969 and $50,355 at March 31, 2017 and December 31, 2016, respectively.	$49,855	$48,024

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at March 31, 2017 and December 31, 2016; 8,994,814 shares issued and outstanding at March 31, 2017 and December 31, 2016.	9	9
Additional paid-in capital	553,437	555,286
Accumulated deficit	(603,613)	(603,049)
Accumulated other comprehensive income	55	58
Total stockholders’ deficit	(50,112)	(47,696)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$7,299	$7,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$81	$41

Operating expenses
General and administrative, excluding depreciation	538	1,045
Depreciation and amortization	44	69
Acquisition and transaction related	9	16
Total operating expenses	591	1,130
Operating loss	$(510)	$(1,089)
Interest expense & Revolving note fees	(54)	(6)
Net loss from continuing operations	(564)	(1,095)
Net loss from discontinued operations	-	(45
Net loss	$(564)	$(1,140)
Accretion of redeemable preferred stock	(235)	(199)
Series J redeemable preferred stock dividends	(1,614)	(1,436)
Net loss attributable to common stockholders	$(2,413)	$(2,775)

Net loss per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.27)	$(0.30)
Discontinued operations	-	(0.01)
Total net loss per share attributable to common stockholders	$(0.27)	$(0.31)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net loss	$(564)	$(1,140)
Other comprehensive income:
Foreign currency translation adjustment	(3)	(5)
Comprehensive loss	$(567)	$(1,145)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2016	8,994,814	$9	$555,286	$(603,049)	$58	$(47,696)
Net loss	—	—	—	(564)	—	(564)
Other comprehensive income	—	—	—	—	(3)	(3)
Redeemable preferred stock dividends	—	—	(1,614)	—	—	(1,614)
Accretion of redeemable preferred stock	—	—	(235)	—	—	(235)
Balance as of March 31, 2017	8,994,814	$9	$553,437	$(603,613)	$55	$(50,112)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(564)	$(1,140)
Loss from discontinued operations	-	45
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	69
Amortization of lease intangible	10	10
Non-cash interest expense	53	6
Other non-cash adjustments	(3)	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	99	40
Other assets	(4)	-
Accounts payable and accrued expenses	63	66
Deferred revenue	(2)	-
Net cash used in operating activities - continuing operations	(301)	(904)
Net cash used in operating activities - discontinued operations	-	(17)
Net cash used in operating activities	(301)	(921)

Cash flows from investing activities:
Proceeds provided by the sale of fixed assets	-	3
Net cash provided by investing activities - discontinued operations	-	3
Net cash provided by investing activities	-	3

Cash flows from financing activities:
Proceeds from borrowing	500	-
Net cash provided by financing activities	500	-
Effect of exchange rate changes on cash and cash equivalents	—	-
Net increase in cash and cash equivalents	199	918
Cash and cash equivalents at beginning of period	414	1180
Cash and cash equivalents at end of period	$613	$262

Supplemental disclosure for non-cash financing activities:
Series J redeemable preferred stock dividends paid-in-kind	1,598	1,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Description and Basis of Presentation

Business Description
Voltari Corporation (“Voltari” or the “Company”) is in the business of acquiring, financing and leasing commercial real properties. The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. It is anticipated that the majority of the costs related to the transformation plan were incurred during 2015 and 2016. Additional amounts to be incurred during the balance of 2017, if any, cannot be reasonably estimated. While we continue to experience losses from continuing operations we have been reducing those losses as compared to prior periods.  We have been funding our operations with borrowings under our Amended Note (as defined herein) as described in Note 5. We expect to continue to rely on borrowings to provide working capital in the near term.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or for any other period. Certain amounts from prior periods related to discontinued operations have been reclassified to conform with the presentation in the current period.

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

Significant Accounting Policies - Real Estate Investments
As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the following significant accounting policies. Management believes there have been no other material changes to our significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except for the standards adopted this period.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, "Compensation - Stock Compensation." ASU 2016-09 simplifies the accounting for share-based payment transactions, including a policy election option with respect to accounting for forfeitures either as they occur or estimating forfeitures (as is currently required), as well as increasing the amount an employer can withhold to cover income taxes on equity awards. Additionally, ASU 2016-09 requires the cash paid to a taxing authority when shares are withheld to pay employee taxes to be classified as a "financing activity" rather than an "operating activity," as was done previously on the Statement of Cash Flows. We adopted this standard effective January 1, 2017, and, as a result, we will be accounting for future forfeitures as they occur.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business.” The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance changes the definition of a business to exclude acquisitions where substantially all the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our real estate acquisitions will be considered asset acquisitions. The new guidance will be applied prospectively to any transactions occurring in the period of adoption. ASU 2017-01 is effective for financial statements issued for annual periods beginning after December 15, 2017 including interim periods within those periods. Under the new standard, transaction costs would be capitalized under asset acquisitions and expensed for business combinations. We are currently assessing the impact of this standard to our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies that ASC 610-20 applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and clarifies that all businesses are derecognized using the deconsolidation guidance. Additionally, it defines an in substance nonfinancial asset as a financial asset that is promised to a counterparty in a contract in which substantially all the fair value of the assets promised in the contract is concentrated in nonfinancial assets, which excludes cash or cash equivalents and liabilities. The new guidance is expected to impact the gain recognized when a real estate asset is sold to a non-customer and a noncontrolling interest is retained. Under the current guidance, a partial sale is recognized and carryover basis is used for the retained interest, however, the new guidance eliminates the use of carryover basis and generally requires a full gain to be recognized. ASU 2017-05 is effective for us in the first quarter of 2018, and we are currently assessing the impact of this standard to our consolidated financial statements.

3. Real Estate Investments

During 2015 and 2016 we acquired two real estate properties, one located in Long Branch, NJ and the other in Flanders, NY.

Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

		As of
	Useful life	March 31, 2017	December 31, 2016
Real Estate Investments, at cost:
Land		$2,345	$2,345
Building, fixtures and improvements	10 - 43 yrs.	3,494	3,494
Total tangible assets		5,839	5,839
Acquired Intangibles - In-place leases	5 to 13 yrs.	607	607
Total cost of Real Estate Investments		6,446	6,446
Less: Accumulated depreciation and amortization		(286)	(231)
Total cost of Real Estate Investments, net		$6,160	6,215

Depreciation expense for the three months ended March 31, 2017 and 2016 amounted to $29 thousand and $16 thousand respectively.

Intangible amortization expense for the three months ended March 31, 2017 and 2016 amounted to $26 thousand and $22 thousand respectively, of which $11 thousand and $11 thousand of favorable lease amortization were reflected as a reduction in revenue, respectively.

Expected in-place lease and favorable lease amortization for each of the next five years, and thereafter, is as follows (dollars in thousands):

Years Ending December 31,
Balance of 2017	$74
2018	99
2019	99
2020	57
2021	16
Thereafter	124
Total	$469

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents future minimum base rental receipts due to us over the next five years (dollars in thousands):

Year Ending December 31,
Balance of 2017	$261
2018	348
2019	348
2020	239
2021	160
Thereafter	1,356
Total	$2,712

4. Discontinued Operations

There were no discontinued operations expenses for the three months ended March 31, 2017. The effect of discontinued operations on the condensed consolidated statements of operations for the three months ended March 31, 2016 were as follows (in thousands):

	Three Months Ended March 31, 2016
	Mobile Marketing & Advertising	U.S. Messaging & Other	Total
Revenue	$—	$—	$—
Operating loss	(48)		(48)
Other income	3		3
Pre-tax loss	(45)	—	(45)
Net loss from discontinued operations	$(45)	$—	(45)

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Revolving Note

On August 7, 2015, we, as borrower, and Koala Holding LP (“Koala”), as lender, an affiliate of Carl C. Icahn, our controlling stockholder, entered into a revolving note (the “Prior Note”). Pursuant to the Prior Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Prior Note bore interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Prior Note also included a fee of 0.25%, per annum, on undrawn amounts and matured on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, was consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that was earlier than December 31, 2017. Subject to the terms and conditions of the Prior Note, we could repay all or any portion of the amounts outstanding under the Prior Note at any time without premium or penalty, and any amounts so repaid would, until the maturity date, be available for re-borrowing. As collateral for the Prior Note, we pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC (“Voltari Holding”) As of March 29, 2017, borrowings on this facility totaled $5.0 million.

On March 29, 2017, we and Koala, amended and restated the Prior Note (the “Amended Note”). Pursuant to the Amended Note, Koala made available to the Company a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”). The Company may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion. The Amended Note provides that the net proceeds thereunder in excess of $10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Borrowings under the Amended Note will bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum. The Amended Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date.

If an event of default (as defined in the Amended Note) exists, the Amended Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 300 basis points, per annum, or 4.5%, per annum. Subject to the terms and conditions of the Amended Note, the Company may repay all or any portion of the amounts outstanding under the Amended Note at any time without premium or penalty. The amounts available under the Commitment or Increased Commitment, as the case may be, will increase and decrease in direct proportion to repayments and reborrowings under the Amended Note, respectively, from time to time. As collateral for the Amended Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Holding.

As of March 31, 2017, borrowings under the Amended Note equaled $5.0 million. The outstanding balance, including interest of $0.2 million, totaled $5.2 million.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at March 31, 2017, and December 31, 2016 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event were to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13% (adjusting to 14% on October 12, 2017), which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $21.1 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the consolidated statements of operations.

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

As of March 31, 2017, our Series J preferred stock had an aggregate redemption value of approximately $52.0 million, including paid-in-kind dividends of $21.1 million and accrued dividends of $1.6 million. We recorded accretion associated with our Series J preferred stock of $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

In connection with the closing of our rights offering on March 30, 2015 (See Note 7 - Rights Offering), entities affiliated with Mr. Carl C. Icahn, our largest shareholder, became the owner of approximately 52.3% of our common stock, which resulted in a change of control of the Company. This constituted a redemption event pursuant to the terms and conditions of the Series J preferred stock, and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem all or a portion of such holder’s shares of Series J preferred stock. Entities affiliated with Mr. Carl C. Icahn waived their option to redeem Series J preferred stock in connection with the change in control resulting from the completion of the rights offering that closed on March 30, 2015. On April 13, 2015, we redeemed 29,316 shares of Series J preferred stock for approximately $1.0 million in cash from holders not affiliated with Mr. Carl C. Icahn. Following the April 13, 2015 redemption of Series J preferred stock, entities affiliated with Mr. Carl C. Icahn became the owner of approximately 97.9% of our Series J preferred stock.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Liquidity and Capital Resources

Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of March 31, 2017 consisted of cash and cash equivalents of $0.6 million, and our ability to borrow on our Amended Note. See Note 5, Revolving Note.

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

8. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net loss attributable to common stockholders	$(2,413)	$(2,775)

Weighted-average common shares outstanding - basic and diluted	8,994,814	8,994,814

Net loss per share attributable to common stockholders - basic and diluted	$(0.27)	(0.31)

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

	March 31,
	2017	2016
Common stock issuable upon exercise of Warrants	1,014,958	1,014,958
Options to purchase common stock	-	41,150
Total securities excluded from net loss per share attributable to common stockholders	1,014,958	1,056,108

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Legal Proceedings

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

Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended, regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding our transformation plan, our exit from the mobile marketing and advertising business and our entry into the real estate investment business, our plans to acquire additional real estate properties, any statements regarding our ability to generate profits, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, statements regarding any pro forma financial information we present, the sufficiency of our capital resources to meet our cash needs, the exit from or disposition of certain of our businesses, and the potential costs associated therewith, and the anticipated growth and trends in our businesses. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

Risks and uncertainties that could adversely affect our business and prospects include without limitation:

●	any financial or other information included herein based upon or otherwise incorporating judgments or estimates based upon future performance or events;

●
our ability to raise additional capital or generate the cash necessary to continue and expand our operations or to fund the liquidation preference on, or redeem, our Series J preferred stock if required to do so;

●	our ability to protect and make use of our substantial net operating loss carryforwards;

●	our ability to implement our transformation plan;

●	our ability to compete in the highly competitive real estate investment industry;

●	the impact of government regulation, legal requirements or industry standards relating to commercial real estate;

●	our limited experience acquiring and managing commercial real properties;

●	our ability to execute real estate acquisitions;

●	risks generally associated with the commercial real estate investment business, including the credit risk associated with our tenants;

●	our ability to meet the criteria required to remain quoted on the OTCQB Marketplace;

●	the ongoing benefits and risks related to our relationship with Mr. Carl C. Icahn, our principal beneficial stockholder and principal lender, through certain of his affiliates;

●	the impact and costs and expenses of any litigation we may be subject to now or in the future; and

●	our leadership transition.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, projections and pro forma financial information, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above, as well as the risks and uncertainties discussed in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

References in this Quarterly Report on Form 10-Q to “Voltari,” “the Company,” “we,” “us” and “our” are to Voltari Corporation and its subsidiaries.

Transformation Plan

In August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties.  The Company leases and intends to continue to lease such properties pursuant to so-called “double net” or “triple net” leases.  The Company has significantly reduced its workforce in connection with its transformation plan. Further, in order to continue to grow our real estate portfolio in a manner designed to, over time, help us generate profits, we may pursue higher valued properties than the properties we currently own. We anticipate that any such higher valued properties would likely generate relatively higher rental income, and would likely involve higher acquisition costs and may involve higher costs of maintenance. There can be no assurance that we will invest in additional real estate properties, including any such higher valued properties, on commercially reasonable terms, if at all.

Any future acquisitions are intended to be initially financed through borrowings available under our Amended Note (as defined herein) with Koala Holding LP (“Koala”) which, among other things, allows us increased borrowing capacity that we believe will provide us with the flexibility to acquire such higher valued properties.

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

Recent Developments

OTCQB Marketplace— On December 14, 2016, we received written notification from The NASDAQ Stock Market, LLC indicating that our common stock would be suspended from trading on The NASDAQ Capital Market effective with the opening of business on December 23, 2016. Since December 23, 2016, our common stock has been quoted on the OTCQB Marketplace under the symbol “VLTC.”

Results of Operations

Our continuing operations for the three months ended March 31, 2017 and 2016 consist of revenues and expense related to commercial real estate operations which commenced in August 2015, as well as general and administrative costs. Continuing operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff, as well as all legal and other professional fees, insurance and other costs not directly attributable to the mobile marketing and advertising business or our other discontinued operations.

Total revenue

We commenced commercial real estate operations in August 2015. Revenue from continuing operations for the three months ended March 31, 2017 consists of rental income from properties acquired on September 17, 2015 and May 18, 2016. Revenue from continuing operations for the three months ended March 31, 2016 consists of rental income from property acquired on September 17, 2015.

	Three Months Ended
	March 31,
	2017	2016	Change
	(Dollars in thousands)
Total revenue	$81	$41	$40

Operating expenses

	Three Months Ended
	March 31,
	2017	2016	Change
	(Dollars in thousands)
General and administrative, excluding depreciation	$538	$1,045	$(507)
Depreciation and amortization	44	69	(25)
Acquisition transaction and integration costs	9	$16	(7)
Total operating expenses	$591	$1,130	$(539)

General and administrative, excluding depreciation

For the three months ended March 31, 2017, general and administrative expense, excluding depreciation, declined by approximately $0.5 million from the three months ended March 31, 2016, due to:

●
$0.2 million decrease in personnel costs due to continued staff reductions and our management structure;

●
$0.2 million decrease in accounting and legal professional fees; and

●
$0.1 reduction in consulting fees, public relations fees, stock related listing fees and various other cost reductions.

Depreciation and amortization

Depreciation and amortization decreased by $0.25 thousand for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to:

●
$0.15 thousand increase in real estate related depreciation and amortization; offset by

●
$0.40 thousand decrease in depreciation and amortization related to office furniture, equipment, capitalized software development costs and leasehold improvements related to the Company’s New York City office.

Net loss from discontinued operations

	Three Months Ended
	March 31,
	2017	2016	Change
	(Dollars in thousands)
Net loss from discontinued operations	$-	$(45)	$45

Results of operations for our mobile marketing and advertising business, which terminated in August 2015, are included in discontinued operations for all periods presented. Results from discontinued operations for the three months ended March 31, 2016 also reflect residual charges related to operations discontinued in 2014 and prior years. See Note 4 - Discontinued Operations to our condensed consolidated financial statements for more information.

For the three months ended March 31, 2017, discontinued operations reflected no net loss compared to a net loss of $45 thousand for the three months ended March 31, 2016. This change in results from discontinued operations is due primarily to a $45 thousand decrease in network operations expense, resulting from closing our Seattle datacenter in the first quarter of 2015.

Net loss

	Three Months Ended
	March 31,
	2017	2016	Change
	(Dollars in thousands)
Net loss	$(564)	$(1,140)	$(576)

The $0.6 million improvement in net loss is primarily due to the reduction in general and administrative expenses described above.

Liquidity and Capital Resources

General

Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration. Our principal sources of liquidity as of March 31, 2017 consists of cash and cash equivalents of approximately $0.6 million and our ability to borrow on our Koala loan.

On August 7, 2015, we, as borrower, and Koala Holding LP (“Koala”), as lender, an affiliate of Carl C. Icahn, our controlling stockholder, entered into a revolving note (the “Prior Note”). Pursuant to the Prior Note, Koala made available to us a revolving loan facility of up to $10 million in aggregate principal amount. Borrowings under the Prior Note bore interest at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum. The Prior Note also included a fee of 0.25%, per annum, on undrawn amounts and matured on the earliest of (i) December 31, 2017, (ii) the date on which any financing transaction, whether debt or equity, was consummated by us (or our successors and assigns) with net proceeds in an amount equal to or greater than $10 million, and (iii) at our option, a date selected by us that was earlier than December 31, 2017. Subject to the terms and conditions of the Prior Note, we could repay all or any portion of the amounts outstanding under the Prior Note at any time without premium or penalty, and any amounts so repaid would, until the maturity date, be available for re-borrowing. As collateral for the Prior Note, we pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC (“Voltari Holding”).

As of March 29, 2017, borrowings from this facility totaled $5.0 million due to borrowings in connection with our second real estate acquisition as well as for working capital requirements.

On March 29, 2017, we and Koala, amended and restated the Prior Note (the “Amended Note”). Pursuant to the Amended Note, Koala made available to the Company a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”). The Company may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion. The Amended Note provides that the net proceeds thereunder in excess of $10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Borrowings under the Amended Note will bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum. The Amended Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date. If an event of default (as defined in the Amended Note) exists, the Amended Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 300 basis points, per annum, or 4.5%, per annum. Subject to the terms and conditions of the Amended Note, the Company may repay all or any portion of the amounts outstanding under the Amended Note at any time without premium or penalty. The amounts available under the Commitment or Increased Commitment, as the case may be, will increase and decrease in direct proportion to repayments and reborrowings under the Amended Note, respectively, from time to time. As collateral for the Amended Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Holding.

As of March 31, 2017, borrowings from this facility totaled $5.0 million due to borrowings in connection with our second real estate acquisition as well as for working capital requirements.

To the extent we are unable to replace or refinance the Amended Note prior to its maturity we may not have sufficient capital resources to repay any amounts borrowed thereunder. There can be no assurance that we will be able to replace or refinance the Amended Note on commercially reasonable terms, if at all.

In August, 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real properties. We expect that the acquisition of commercial real properties, the cost of operations and working capital requirements will be our principal need for liquidity in the future. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the commercial real estate industry and the success of our transformation plan. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using borrowings available under the Amended Note and our cash and cash equivalents on hand. We currently intend to leverage real properties that we may acquire, but cannot assure that we will be able to do so on commercially reasonable terms, if at all.

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

Cash flows
As of March 31, 2017, and December 31, 2016, we had cash and cash equivalents of $0.6 million and $0.4 million, respectively. The increase reflects cash provided by financing activities of $0.5 million, offset by cash used in operating activities.

Net cash used in operating activities
The change in our operating assets and liabilities was driven by a decrease in prepaid expenses of $99 thousand, an increase in other assets of $4 thousand, and an increase in accounts payable and accrued expenses of $63 thousand, and a decrease in deferred rent expense of $2 thousand.

Net cash from investing activities
For the three months ended March 31, 2017, no net cash was used in investing activities. Net cash provided by investing activities - discontinued operations consisted of proceeds from disposition of fixed assets of less than $3 thousand.

Net cash from financing activities
For the three months ended March 31, 2017, cash in the amount of $0.5 million was provided by borrowings on the Amended Note.

Off-Balance Sheet Arrangements
As of March 31, 2017, and December 31, 2016, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions and in certain cases the difference may be material. Our critical accounting policies and estimates include those involved in recognition of revenue, valuation of long-lived assets, valuation allowance on the deferred tax asset, accounting for our redeemable preferred stock, litigation and other loss contingencies. Estimates related to the allocated cost of investments in real estate among land, other tangible and intangible assets affect future depreciation and amortization expense as well as the amount of reported assets.

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

Item 5. Other Information.

Executive Officer Bonus

On May 12, 2017, the Board of Directors approved an award of a cash bonus to Mr. Goldmann in the amount of $40,000, payable as soon as reasonably practicable in accordance with the Company’s normal payroll practices.

PART II

Item 1.    Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 1A.    Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A in our Annual Report on Form 10-K, for the year ended December 31, 2016, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

VOLTARI CORPORATION

Date: May 15, 2017	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Chief Administrative and Accounting Officer (Principal Executive and Principal Financial Officer)