Form 10-Q
period 2017-06-30
Voltari Corp
filed 2017-08-10
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

 As of August 3, 2017, there were 8,994,814 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2017	December 31, 2016

Assets
Real estate investments, net	$6,105	$6,215
Cash and cash equivalents	126	414
Prepaid expenses and other current assets	396	520
Other assets	245	101
Total assets	$6,872	$7,250

Liabilities, redeemable preferred stock and stockholders’ deficit
Accounts payable and accrued expenses	$447	$508
Accrued compensation	1	17
Deferred rent income	17	17
Revolving note	5,000	4,500
Interest payable	239	141
Deferred rent expense	22	25
Accrued preferred stock dividends	1,684	1,598
Other liabilities	117	116
Total liabilities	$7,527	$6,922

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; 1,170,327 shares issued and outstanding at June 30, 2017 and December 31, 2016. Redemption value: $53,654 and $50,355 at June 30, 2017 and December 31, 2016, respectively.	$51,714	$48,024

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at June 30, 2017 and December 31, 2016, 8,994,814 shares issued and outstanding at June 30, 2017 and December 31, 2016.	9	9
Additional paid-in capital	551,509	555,286
Accumulated deficit	(603,941)	(603,049)
Accumulated other comprehensive income	54	58
Total stockholders’ deficit	(52,369)	(47,696)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$6,872	$7,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$80	$58	$161	$99

Operating expenses
General and administrative, excluding depreciation	406	671	944	1,717
Depreciation and amortization	45	76	89	144
Acquisition and transaction related	1	2	10	18
Total operating expenses	452	749	1,043	1,879
Operating loss	$(372)	$(691)	$(882)	$(1,780)
Other income and (expenses)
Other income – net of expenses	89	-	89	-
Interest expense & Revolving note fees	(45)	(30)	(99)	(36)
Net loss from continuing operations	(328)	(721)	(892)	(1,816)
Net income (loss) from discontinued operations	-	8	-	(37)
Net loss	$(328)	$(713)	$(892)	$(1,853)
Accretion of redeemable preferred stock	(244)	(207)	(479)	(407)
Series J redeemable preferred stock dividends	(1,684)	(1,482)	(3,298)	(2,918)
Net loss attributable to common stockholders	$(2,256)	$(2,402)	$(4,669)	$(5,178)

Net loss per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.25)	$(0.27)	$(0.52)	$(0.58)
Discontinued operations	-	-	-	-
Total net loss per share attributable to common stockholders	$(0.25)	$(0.27)	$(0.52)	$(0.58)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814	8,994,814	8,994,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(328)	$(713)	$(892)	$(1,853)
Other comprehensive loss:
Foreign currency translation adjustment	(1)	-	(4)	-
Comprehensive loss	$(329)	$(713)	$(896)	$(1,853)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2016	8,994,814	$9	$555,286	$(603,049)	$58	$(47,696)
Net loss	—	—	—	(892)	—	(892)
Other comprehensive loss	—	—	—	—	(4)	(4)
Redeemable preferred stock dividends	—	—	(3,298)	—	—	(3,298)
Accretion of redeemable preferred stock	—	—	(479)	—	—	(479)
Balance as of June 30, 2017	8,994,814	$9	$551,509	$(603,941)	$54	$(52,369)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(892)	$(1,853)
Loss from discontinued operations	-	37
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	144
Amortization of lease intangible	21	21
Non-cash interest expense	98	36
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	124	363
Accounts payable and accrued expenses	(80)	(95)
Other assets	(144)	-
Deferred rent expense	(4)	(1)
Net cash used in operating activities - continuing operations	(788)	(1,348)
Net cash used in operating activities - discontinued operations	-	(1)
Net cash used in operating activities	(788)	(1,349)

Cash flows from investing activities:
Purchases of real estate	-	(2,817)
Proceeds from the sale of fixed assets	-	3
Net cash used in investing activities - continuing operations	-	(2,817)
Net cash provided by investing activities - discontinued operations	-	3
Net cash used in investing activities	-	(2,814)

Cash flows from financing activities:
Proceeds from debt facilities	500	3,550
Net cash provided by financing activities	500	3,550
Effect of exchange rate changes on cash and cash equivalents	-	-
Net decrease in cash and cash equivalents	(288)	(613)
Cash and cash equivalents at beginning of period	414	1,180
Cash and cash equivalents at end of period	$126	$567

Supplemental disclosure of non-cash financing activities:
Series J redeemable preferred stock dividend paid-in-kind	$3,212	$2,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Voltari Corporation
Notes to Consolidated Financial Statements
(unaudited)

1. Business Description and Basis of Presentation

Business Description

Voltari Corporation (“Voltari” or the “Company”) is in the business of acquiring, financing and leasing commercial real properties. The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. It is anticipated that the majority of the costs related to the transformation plan were incurred during 2015 and 2016. Additional amounts to be incurred during the balance of 2017, if any, cannot be reasonably estimated. While we continue to experience losses from continuing operations, we have been reducing those losses as compared to prior periods.  We have been funding our operations with borrowings under our Amended Note (as defined herein) as described in Note 5. We expect to continue to rely on borrowings to provide working capital in the near term.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2016, included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or for any other period. Certain amounts from prior periods have been reclassified to conform with the presentation in the current period.

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

 Voltari Corporation
Notes to Consolidated Financial Statements
(unaudited)

Depreciation will be computed using the straight-line method over the estimated useful lives of up to 43 years for buildings, 13 years for land improvements, five (5) years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Capitalized above-market lease values will be amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values will be amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, will be amortized to expense over the remaining periods of the respective leases.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this ASU supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard allows for either full retrospective or modified retrospective adoption. Currently, all revenues are derived from lease contracts which are not within the scope of this guidance.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business” The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance changes the definition of a business to exclude acquisitions where substantially all the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our real estate acquisitions will be considered asset acquisitions. The new guidance will be applied prospectively to any transactions occurring in the period of adoption. ASU 2017-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those periods. Under the new standard, transaction costs would be capitalized under asset acquisitions and expensed for business combinations. We are currently assessing the impact of this standard to our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies that ASC 610-20 applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and clarifies that all businesses are derecognized using the deconsolidation guidance. Additionally, it defines an in substance nonfinancial asset as a financial asset that is promised to a counterparty in a contract in which substantially all the fair value of the assets promised in the contract is concentrated in nonfinancial assets, which excludes cash or cash equivalents and liabilities. The new guidance is expected to impact the gain recognized when a real estate asset is sold to a non-customer and a noncontrolling interest is retained. Under the current guidance, a partial sale is recognized and carryover basis is used for the retained interest, however, the new guidance eliminates the use of carryover basis and generally requires a full gain to be recognized. ASU 2017-05 is effective for us in the first quarter of 2018, and we are currently assessing the impact of this standard to our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting” to provide clarity and to reduce diversity in practice related to a modification when applying the guidance in ASC 718, Compensation – Stock Compensation. The guidance in ASC 718 defines a “modification” as a change in the terms or conditions of a share-based payment award. The amendments provide guidance about when changes in terms or conditions of a share-based payment award require an entity to apply the existing modification guidance in ASC 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. We are currently assessing the impact of this standard to our consolidated financial statements.

 Voltari Corporation
Notes to Consolidated Financial Statements
(unaudited)

3. Real Estate Investments

During 2015 and 2016 we acquired two real estate properties, one located in Long Branch, NJ and the other in Flanders, NY.

Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

		As of
	Useful life	June 30, 2017	December 31, 2016
Real Estate Investments, at cost:
Land		$2,345	$2,345
Building, fixtures and improvements	10 - 43 yrs.	3,494	3,494
Total tangible assets		5,839	5,839
Acquired Intangibles - In-place leases	5 to 13 yrs.	607	607
Total cost of Real Estate Investments		6,446	6,446
Less: Accumulated depreciation and amortization		(341)	(231)
Total cost of Real Estate Investments, net		$6,105	$6,215

Depreciation expense for the six months ended June 30, 2017 and 2016 amounted to $61 thousand and $40 thousand respectively.

Intangible amortization expense for the six months ended June 30, 2017 and 2016 amounted to $49 thousand and $44 thousand respectively, of which $21 thousand of favorable leases amortization was reflected as a reduction in revenue, for both periods.

Expected in-place lease and favorable lease amortization for each of the next five (5) years, and thereafter, is as follows (dollars in thousands):

Years Ending December 31,
Balance of 2017	$49
2018	99
2019	99
2020	57
2021	16
Thereafter	124
Total	$444

The following table presents future minimum base rental receipts due to us over the next five (5) years (dollars in thousands):

Year Ending December 31,
Balance of 2017	$174
2018	348
2019	348
2020	239
2021	160
Thereafter	1,356
Total	$2,625

Voltari Corporation
Notes to Consolidated Financial Statements
(unaudited)

4. Discontinued Operations

There were no discontinued operations expenses for the three and six months ended June 30, 2017. The effect of discontinued operations on the condensed consolidated statements of operations for the three and six months ended June 30, 2016 were as follows (in thousands):

Three Months Ended June 30, 2016
Mobile Marketing & Advertising
Revenue	$-
Operating income	8
Other income	-
Pre-tax income	8
Net income from discontinued operations	$8

Six Months Ended June 30, 2016
Mobile Marketing & Advertising
Revenue	$-
Operating loss	(40)
Other income (expense), net	3
Pre-tax loss	(37)
Net loss from discontinued operations	$(37)

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

Voltari Corporation
Notes to Consolidated Financial Statements
(unaudited)

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

As of June 30, 2017, borrowings under the Amended Note equaled $5.0 million. The outstanding balance, including interest of $0.2 million, totaled $5.2 million.

6. Redeemable Preferred Stock

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and warrants to acquire 1,014,982 common shares in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our consolidated balance sheets at June 30, 2017, and December 31, 2016.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at June 30, 2017, and December 31, 2016 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event were to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13% (adjusting to 14% on October 12, 2017), which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $22.7 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the consolidated statements of operations.

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

As of June 30, 2017, our Series J preferred stock had an aggregate redemption value of approximately $53.7 million, including paid-in-kind dividends of $22.7 million and accrued dividends of $1.7 million. We recorded accretion associated with our Series J preferred stock of $0.5 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

In connection with the closing of our rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, our largest shareholder, became the owner of approximately 52.3% of our common stock, which resulted in a change of control of the Company. This constituted a redemption event pursuant to the terms and conditions of the Series J preferred stock, and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem all or a portion of such holder’s shares of Series J preferred stock. Entities affiliated with Mr. Carl C. Icahn waived their option to redeem Series J preferred stock in connection with the change in control resulting from the completion of the rights offering that closed on March 30, 2015. On April 13, 2015, we redeemed 29,316 shares of Series J preferred stock for approximately $1.0 million in cash from holders not affiliated with Mr. Carl C. Icahn. Following the April 13, 2015 redemption of Series J preferred stock, entities affiliated with Mr. Carl C. Icahn became the owner of approximately 97.9% of our Series J preferred stock.

Voltari Corporation
Notes to Consolidated Financial Statements
(unaudited)

7. Liquidity and Capital Resources

Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of June 30, 2017, consisted of cash and cash equivalents of $0.1 million, and our ability to borrow on our Amended Note. See Note 5, Revolving Note, of our condensed consolidated financial statements for more information.

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

8. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(2,256)	$(2,402)	$(4,669)	$(5,178)

Weighted-average common shares outstanding - basic and diluted	8,994,814	8,994,814	8,994,814	8,994,814

Net loss per share attributable to common stockholders - basic and diluted	$(.25)	$(0.27)	$(.52)	$(0.58)

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

	June 30,
	2017	2016
Common stock issuable upon exercise of Warrants	1,014,958	1,014,958
Options to purchase common stock	-	26,150
Total securities excluded from net loss per share attributable to common stockholders	1,014,958	1,041,108

9. Legal Proceedings

From time to time, we are subject to claims and legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended, regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding our transformation plan, our exit from the mobile marketing and advertising business and our entry into the real estate investment business, our plans to acquire additional real estate properties, including potentially higher valued properties, any statements regarding our ability to generate profits, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, statements regarding any pro forma financial information we present, the sufficiency of our capital resources to meet our cash needs, the exit from or disposition of certain of our businesses, and the potential costs associated therewith, and the anticipated growth and trends in our businesses. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

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

●
the impact and costs and expenses of any litigation we may be subject to now or in the future; and

●
our leadership transitions.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, projections and pro forma financial information, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above, as well as the risks and uncertainties discussed in Item 1A - Risk Factors of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2016. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

References in this Quarterly Report on Form 10-Q to “Voltari,” “the Company,” “we,” “us” and “our” are to Voltari Corporation and its subsidiaries.

Transformation Plan

In August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties.  We have significantly reduced our workforce in connection with our transformation plan

We lease our properties and intend to lease any additional properties we acquire pursuant to so-called “double net” or “triple net” leases. We are actively searching for additional properties to acquire. In order to continue to grow our real estate portfolio in a manner designed to, over time, help us generate profits, we may pursue higher valued properties than the properties we currently own. We anticipate that any such higher valued properties would likely generate relatively higher rental income, and would likely involve higher acquisition costs and may involve higher costs of maintenance. There can be no assurance that we will be successful in acquiring additional real estate properties, including any such higher valued properties, on commercially reasonable terms, if at all.

Any future acquisitions are intended to be initially financed through borrowings available under our Amended Note (as defined herein) with Koala Holding LP (“Koala”).

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

The purchase price was approximately $3.63 million. As of June 30, 2017, the average annual rental income for the property over the remaining term of the original lease is approximately $203,000.

On May 18, 2016, we acquired a real estate parcel in Flanders, New York. The property is subject to a lease with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”) of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. The landlord is responsible for certain maintenance and repair costs. The purchase price was approximately $2.82 million. As of June 30, 2017, the average annual rental income for the property over the remaining Original Term is approximately $163,000.

OTCQB Marketplace

On December 14, 2016, we received written notification from The NASDAQ Stock Market, LLC indicating that our common stock would be suspended from trading on The NASDAQ Capital Market effective with the opening of business on December 23, 2016. Since December 23, 2016, our common stock has been quoted on the OTCQB Marketplace under the symbol “VLTC.”

Results of Operations

Our continuing operations for the three and six months ended June 30, 2017 and 2016 consist of revenues and expense related to commercial real estate operations which commenced in August 2015, as well as general and administrative costs. Continuing operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff, as well as all legal and other professional fees, insurance and other costs not directly attributable to the mobile marketing and advertising business or our other discontinued operations.

Total revenue

We commenced commercial real estate operations in August 2015. Revenue from continuing operations for the three and six months ended June 30, 2017 and 2016 consists of rental income from properties acquired (dollars in thousands);

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	$ Change	2017	2016	$ Change
Total revenue	$80	$58	$22	$161	$99	$62

Operating expenses
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	$ Change	2017	2016	$ Change
	(Dollars in thousands)
General and administrative, excluding depreciation	$406	$671	$(265)	$944	$1,717	$(773)
Depreciation and amortization	45	76	(31)	89	144	(55)
Acquisition and transaction related	1	2	(1)	10	18	(8)
Total operating expenses	$452	$749	$(297)	$1,043	$1,879	$(836)

General and administrative, excluding depreciation
For the three months ended June 30, 2017, general and administrative expense, excluding depreciation, declined by approximately $0.3 million from the three months ended June 30, 2016, due to:

●
$0.2 million decrease in accounting, legal and professional fees; and

●
$0.1 million reduction in recruiting fees, and various other cost reductions.

For the six months ended June 30, 2017, general and administrative expense, excluding depreciation, declined by approximately $0.8 million from the six months ended June 30, 2016, due to:

●
$0.3 million decrease in personnel costs, resulting from January 2016 staff reductions, as well as staff reductions in connection with our transformation plan;

●
$0.4 million decrease in accounting, legal and professional fees resulting from the execution of our transformation plan and acquisition of the Flanders property and IRS audit; and

●
$0.1 million reduction in recruiting fees, and various other cost reductions.

Other Income and expenses

Other income and expenses for the three and six months ended June 30, 2017 relates to a franchise tax refund from the State of Delaware in the amount of approximately $135,500. Professional fees directly associated, and offset against this tax refund, amounted to approximately $46,500. There was no other income and expenses for the three and six months ended June 30, 2016.

Depreciation and amortization

Depreciation and amortization expense for the three and six months ended June 30, 2017 and 2016 relates primarily to real estate investments and, in 2016, also includes general office computer equipment, furniture, computer software and leasehold improvements related to the New York City office.

For the three and six months ended June 30, 2017, depreciation and amortization expense decreased less than $0.1 million from the comparable periods in 2016, primarily as a result of items related to the New York City office being fully depreciated by the end of 2016.

Net income (loss) from discontinued operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	$ Change	2017	2016	$ Change

Net income (loss) from discontinued operations	$-	$8	$(8)	$-	$(37)	$37

Results of operations for our mobile marketing and advertising business, which terminated in August 2015, are included in discontinued operations for all periods presented. Results from discontinued operations for the three and six months ended June 30, 2016, also reflect residual charges related to operations discontinued in 2015 and prior years. See Note 4 - Discontinued Operations to our condensed consolidated financial statements for more information.

Net loss

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	$ Change	2017	2016	$ Change

Net loss	$(328)	$(713)	$385	$(892)	$(1,853)	$961

For the three months ended June 30, 2017, net loss was $0.3 million, compared to net loss of $0.7 million for the three months ended June 30, 2016. The $0.4 million improvement in net loss is primarily due to a reduction of general and administrative expenses.

For the six months ended June 30, 2017, net loss was $0.9 million, compared to net loss of $1.8 million for the six months ended June 30, 2016. The $0.9 million improvement in net loss is primarily due to:

●
$0.3 million decrease in personnel costs, resulting from staff reductions in connection with our transformation plan;

●
$0.5 million decrease in accounting, legal and professional fees resulting from the execution of our transformation plan; and

●
$0.1 million increase in rental income.

Liquidity and Capital Resources

General

Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of June 30, 2017, consisted of cash and cash equivalents of approximately $0.1 million and our ability to borrow on our Koala loan.

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

As of June 30, 2017, borrowings from this facility totaled $5.0 million due to borrowings in connection with our second real estate acquisition as well as for working capital requirements. The outstanding balance, including interest of $0.2 million, totaled $5.2 million.

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

Cash flows

As of June 30, 2017, and December 31, 2016, we had cash and cash equivalents of $0.1 million and $0.4 million, respectively. The decrease reflects cash used for operating activities of $0.8 million, offset by cash provided by financing activities of $0.5 million.

Net cash used in operating activities

The change in our operating assets and liabilities was driven by a decrease in prepaid expenses of $124 thousand, offset by an increase in other assets of $144 thousand, and a decrease in accounts payable and accrued expenses of $80 thousand, and a decrease in deferred rent expense of $4 thousand.

Net cash from investing activities

For the six months ended June 30, 2017, no net cash was used in investing activities.

Net cash from financing activities

For the six months ended June 30, 2017, cash in the amount of $0.5 million was provided by borrowings on the Amended Note.

Off-Balance Sheet Arrangements

As of June 30, 2017, and December 31, 2016, we do not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 5. Other Information

On August 8, 2017, the Board of Directors of the Company changed Mr. Kenneth Goldmann's title to Principal Executive Officer of the Company.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer. *

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Accounting Officer. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Accounting Officer. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLTARI CORPORATION

Date: August 10, 2017	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Principal Executive Officer (principal executive officer)

Date: August 10, 2017	By:	/s/ Peter Kaouris
Peter Kaouris
Chief Accounting Officer (principal financial officer)