Form 10-Q
period 2017-09-30
Voltari Corp
filed 2017-11-09
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

 As of November 6, 2017, there were 8,994,814 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2017	December 31, 2016

Assets
Real estate investments, net	$6,050	$6,215
Cash and cash equivalents	572	414
Prepaid expenses and other current assets	315	520
Other assets	113	101
Total assets	$7,050	$7,250

Liabilities, redeemable preferred stock and stockholders’ deficit
Accounts payable and accrued expenses	$479	$508
Accrued compensation	4	17
Deferred rent income	17	17
Revolving note	5,500	4,500
Interest payable	283	141
Deferred rent expense	19	25
Accrued preferred stock dividends	1,758	1,598
Other liabilities	116	116
Total liabilities	$8,176	$6,922

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; 1,200,000 shares authorized at September 30, 2017 and December 31, 2016, 1,170,327 shares issued and outstanding at September 30, 2017 and December 31, 2016. Redemption value: $55,412 and $50,355 at September 30, 2017 and December 31, 2016, respectively.	$53,653	$48,024

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at September 30, 2017 and December 31, 2016, 8,994,814 shares issued and outstanding at September 30, 2017 and December 31, 2016.	9	9
Additional paid-in capital	549,495	555,286
Accumulated deficit	(604,341)	(603,049)
Accumulated other comprehensive income	58	58
Total stockholders’ deficit	(54,779)	(47,696)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$7,050	$7,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$81	$83	$242	$181

Operating expenses
General and administrative, excluding depreciation	374	641	1,318	2,358
Depreciation and amortization	44	72	133	216
Impairment losses	-	115	-	115
Acquisition and transaction related	19	5	30	22
Total operating expenses	437	833	1,481	2,711
Operating loss	$(356)	$(750)	$(1,239)	$(2,530)
Other income and (expenses)
Other income – net of expenses	-	-	89	-
Interest expense & Revolving note fees	(44)	(44)	(142)	(80)
Net loss from continuing operations	(400)	(794)	(1,292)	(2,610)
Net income (loss) from discontinued operations	-	14	-	(23)
Net loss	$(400)	$(780)	$(1,292)	$(2,633)
Accretion of redeemable preferred stock	(255)	(216)	(734)	(623)
Series J redeemable preferred stock dividends	(1,758)	(1,547)	(5,057)	(4,465)
Net loss attributable to common stockholders	$(2,413)	$(2,543)	$(7,083)	$(7,721)

Net loss per share attributable to common stockholders - basic and diluted
Continuing operations	$(0.27)	$(0.28)	$(0.79)	$(0.86)
Discontinued operations	-	-	-	-
Total net loss per share attributable to common stockholders	$(0.27)	$(0.28)	$(0.79)	$(0.86)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814	8,994,814	8,994,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss	$(400)	$(780)	$(1,292)	$(2,633)
Other comprehensive gain (loss):
Foreign currency translation adjustment	4	(6)	-	(6)
Comprehensive loss	$(396)	$(786)	$(1,292)	$(2,639)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2016	8,994,814	$9	$555,286	$(603,049)	$58	$(47,696)
Net loss	—	—	—	(1,292)	—	(1,292)
Other comprehensive loss	—	—	—	—	—	—
Redeemable preferred stock dividends	—	—	(5,057)	—	—	(5,057)
Accretion of redeemable preferred stock	—	—	(734)	—	—	(734)
Balance as of September 30, 2017	8,994,814	$9	$549,495	$(604,341)	$58	$(54,779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,292)	$(2,633)
Loss from discontinued operations	-	23
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133	216
Amortization of lease intangible	32	31
Stock-based compensation expense	-	(3)
Impairment charges	-	115
Non-cash interest expense	142	80
Other non-cash adjustment	-	(6)
Changes in operating assets and liabilities:
Accounts receivable	-	13
Prepaid expenses and other current assets	205	436
Accounts payable and accrued expenses	(43)	(78)
Other assets	(12)	-
Deferred rent expense	(7)	(1)
Net cash used in operating activities - continuing operations	(842)	(1,807)
Net cash used in operating activities - discontinued operations	-	(7)
Net cash used in operating activities	(842)	(1,814)

Cash flows from investing activities:
Purchases of real estate	-	(2,817)
Proceeds from the sale of fixed assets	-	3
Net cash used in investing activities - continuing operations	-	(2,817)
Net cash provided by investing activities - discontinued operations	-	3
Net cash used in investing activities	-	(2,814)

Cash flows from financing activities:
Proceeds from debt facilities	1,000	3,550
Net cash provided by financing activities	1,000	3,550
Effect of exchange rate changes on cash and cash equivalents	-	-
Net increase (decrease) in cash and cash equivalents	158	(1,078)
Cash and cash equivalents at beginning of period	414	1,180
Cash and cash equivalents at end of period	$572	$102

Supplemental disclosure of non-cash financing activities:
Series J redeemable preferred stock dividend paid-in-kind	$4,896	$4,323

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or for any other period. Certain amounts from prior periods have been reclassified to conform with the presentation in the current period.

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

Significant Accounting Policies - Real Estate Investments

As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the following significant accounting policies. Management believes there have been no other material changes to our significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except for the standards adopted this year.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation. ASU 2016-09 simplifies the accounting for share-based payment transactions, including a policy election option with respect to accounting for forfeitures either as they occur or estimating forfeitures, as well as increasing the amount an employer can withhold to cover income taxes on equity awards. Additionally, ASU 2016-09 requires the cash paid to a taxing authority when shares are withheld to pay employee taxes to be classified as a "financing activity" rather than an "operating activity," as was done previously on the Statement of Cash Flows. We adopted this standard effective January 1, 2017, and, as a result, we will be accounting for future forfeitures as they occur.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this ASU supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard allows for either full retrospective or modified retrospective adoption. Currently, all revenues are derived from lease contracts which are not within the scope of this guidance. We don't expect this standard will have any impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The guidance significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to, conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for us in the first quarter of 2019, and we are currently assessing the impact of this standard to our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance changes the definition of a business to exclude acquisitions where substantially all the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our real estate acquisitions will be considered asset acquisitions. The new guidance will be applied prospectively to any transactions occurring in the period of adoption. ASU 2017-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those periods. Under the new standard, transaction costs would be capitalized under asset acquisitions and expensed for business combinations. We are currently assesing the impact of this standard to our condensed consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies that ASC 610-20 applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and clarifies that all businesses are derecognized using the deconsolidation guidance. Additionally, it defines an in substance nonfinancial asset as a financial asset that is promised to a counterparty in a contract in which substantially all the fair value of the assets promised in the contract is concentrated in nonfinancial assets, which excludes cash or cash equivalents and liabilities. The new guidance is expected to impact the gain recognized when a real estate asset is sold to a non-customer and a noncontrolling interest is retained. Under the current guidance, a partial sale is recognized and carryover basis is used for the retained interest, however, the new guidance eliminates the use of carryover basis and generally requires a full gain to be recognized. ASU 2017-05 is effective for us in the first quarter of 2018, and we are currently assessing the impact of this standard to our condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting to provide clarity and to reduce diversity in practice related to a modification when applying the guidance in ASC 718, Compensation – Stock Compensation. The guidance in ASC 718 defines a “modification” as a change in the terms or conditions of a share-based payment award. The amendments provide guidance about when changes in terms or conditions of a share-based payment award require an entity to apply the existing modification guidance in ASC 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. We are currently assesing the impact of this standard to our condensed consolidated financial statements.

 Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Real Estate Investments

During 2015 and 2016 we acquired two real estate properties, one located in Long Branch, NJ and the other in Flanders, NY.

Information related to major categories of real estate investments, net, is as follows (in thousands):

		As of
	Useful life	September 30, 2017	December 31, 2016
Real Estate Investments, at cost:
Land		$2,345	$2,345
Building, fixtures and improvements	10 - 43 yrs.	3,494	3,494
Total tangible assets		5,839	5,839
Acquired Intangibles - In-place leases	5 to 13 yrs.	607	607
Total cost of Real Estate Investments		6,446	6,446
Less: Accumulated depreciation and amortization		(396)	(231)
Total cost of Real Estate Investments, net		$6,050	$6,215

Depreciation expense for the nine months ended September 30, 2017 and 2016 amounted to $91 thousand and $70 thousand, respectively.

Intangible amortization expense for the nine months ended September 30, 2017 and 2016 amounted to $74 thousand and $68 thousand, respectively, of which $32 thousand of favorable leases amortization was reflected as a reduction in revenue, for both periods.

Expected in-place lease and favorable lease amortization for each of the next five (5) years, and thereafter, is as follows (in thousands):

Years Ending December 31,
Balance of 2017	$25
2018	99
2019	99
2020	57
2021	16
Thereafter	124
Total	$420

Future minimum base rental receipts due to us over the next five (5) years, and thereafter is as follows (in thousands):

Year Ending December 31,
Balance of 2017	$87
2018	348
2019	348
2020	239
2021	160
Thereafter	1,356
Total	$2,538

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Discontinued Operations

There were no discontinued operations expenses for the three and nine months ended September 30, 2017. The effect of discontinued operations on the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 were as follows (in thousands):

Three Months Ended September 30, 2016
Mobile Marketing & Advertising
Revenue	$-
Operating income	14
Other income	-
Pre-tax income	14
Net income from discontinued operations	$14

Nine Months Ended September 30, 2016
Mobile Marketing & Advertising
Revenue	$-
Operating loss	(23)
Other income (expense), net	-
Pre-tax loss	(23)
Net loss from discontinued operations	$(23)

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

On March 29, 2017, we and Koala amended and restated the Prior Note (the “Amended Note”). Pursuant to the Amended Note, Koala made available to the Company a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”). The Company may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion. The Amended Note provides that the net proceeds thereunder in excess of $10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Borrowings under the Amended Note will bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum. The Amended Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

If an event of default (as defined in the Amended Note) exists, the Amended Note will bear interest at a default rate equal to the greater of (i) the LIBOR Rate plus 300 basis points, per annum, or (ii) 4.5%, per annum. Subject to the terms and conditions of the Amended Note, the Company may repay all or any portion of the amounts outstanding under the Amended Note at any time without premium or penalty. The amounts available under the Commitment or Increased Commitment, as the case may be, will increase and decrease in direct proportion to repayments and reborrowings under the Amended Note, respectively, from time to time. As collateral for the Amended Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Holding.

As of September 30, 2017, borrowings under the Amended Note equaled $5.5 million. The outstanding balance, including interest of $0.3 million, totaled $5.8 million.

6. Redeemable Preferred Stock

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and warrants to acquire 1,014,982 common shares (the "Warrants") in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our consolidated balance sheets at September 30, 2017, and December 31, 2016.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at September 30, 2017, and December 31, 2016 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event were to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method, which is fully accreted as of September 30, 2017. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13% through December 31, 2017, after which it adjusts to 14%, which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $24.4 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

Our Series J preferred stock has a preference upon dissolution, liquidation or winding up of the Company in respect of assets available for distribution to stockholders. The liquidation preference of the Series J preferred stock is initially $25 per share. If the dividend on the Series J preferred stock is paid in-kind, which has been the case to date, the liquidation preference is adjusted and increased quarterly (i) through December 31, 2017, by an amount equal to 3.25% of the liquidation preference per share, as in effect at such time and (ii) thereafter by an amount equal to 3.5% of the liquidation preference per share, as in effect at such time. The quarterly adjustment will continue until the shares are redeemed, or until the Company's affairs are liquidated, dissolved or wound-up.

As of September 30, 2017, our Series J preferred stock had an aggregate redemption value of approximately $55.4 million, including paid-in-kind dividends of $24.4 million and accrued dividends of $1.8 million. We recorded accretion associated with our Series J preferred stock of $0.7 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Liquidity and Capital Resources

Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of September 30, 2017, consisted of cash and cash equivalents of $0.6 million, and our ability to borrow on our Amended Note. See Note 5, Revolving Note, of our condensed consolidated financial statements for more information.

In light of the above, the condensed consolidated financial statements were prepared on the basis that the Company will continue as a going concern. Therefore, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities or any other adjustments that might result in the event the Company is unable to continue as a going concern.

8. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(2,413)	$(2,543)	$(7,083)	$(7,721)

Weighted-average common shares outstanding - basic and diluted	8,994,814	8,994,814	8,994,814	8,994,814

Net loss per share attributable to common stockholders - basic and diluted	$(0.27)	$(0.28)	$(0.79)	$(0.86)

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

	September 30,
	2017	2016
Common stock issuable upon exercise of Warrants	1,014,958	1,014,958
Options to purchase common stock	-	21,150
Total securities excluded from net loss per share attributable to common stockholders	1,014,958	1,036,108

9. Legal Proceedings

From time to time, we are subject to claims and legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

10. Subsequent Events

On October 11, 2017, the Warrants to purchase 1,014,958 shares of common stock, expired without any such Warrants being exercised.

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

References in this Quarterly Report on Form 10-Q to “Voltari,” “the Company,” “we,” “us” and “our” are to Voltari Corporation and its subsidiaries.

Transformation Plan

In August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties.  We have significantly reduced our workforce in connection with our transformation plan.

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

Real Property Acquisitions—In connection with the execution of our transformation plan, on September 17, 2015, we acquired a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant. The purchase price was approximately $3.63 million. As of September 30, 2017, the average annual rental income for the property over the remaining term of the original lease is approximately $203,000.

On May 18, 2016, we acquired a real estate parcel in Flanders, New York. The property is subject to a lease with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”) of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. The landlord is responsible for certain maintenance and repair costs. The purchase price was approximately $2.82 million. As of September 30, 2017, the average annual rental income for the property over the remaining Original Term is approximately $163,000.

Results of Operations

Our continuing operations for the three and nine months ended September 30, 2017 and 2016 consist of revenues and expenses related to commercial real estate operations which commenced in August 2015, as well as general and administrative costs. Continuing operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff, as well as all legal and other professional fees, insurance and other costs not directly attributable to the mobile marketing and advertising business or our other discontinued operations.

Total revenue

Revenue from continuing operations for the three and nine months ended September 30, 2017 and 2016 consists of rental income from properties acquired (dollars in thousands);

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	$ Change	2017	2016	$ Change
Total revenue	$81	$83	$(2)	$242	$181	$61

Revenue for the nine months ended September 30, 2017 increased $61 thousand as a result of the addition of the Flanders property in May, 2016.

Operating expenses
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	$ Change	2017	2016	$ Change
	(Dollars in thousands)
General and administrative, excluding depreciation	$374	$641	$(267)	$1,318	$2,358	$(1,040)
Depreciation and amortization	44	72	(28)	133	216	(83)
Impairment losses	-	115	(115)	-	115	(115)
Acquisition and transaction related	19	5	14	30	22	8
Total operating expenses	$437	$833	$(396)	$1,481	$2,711	$(1,230)

General and administrative, excluding depreciation

For the three months ended September 30, 2017, general and administrative expense, excluding depreciation, declined by approximately $0.3 million from the three months ended September 30, 2016, due to a:

●
$0.1 million decrease in personnel costs; and

●
$0.2 million decrease in various other administrative costs.

For the nine months ended September 30, 2017, general and administrative expense, excluding depreciation, declined by approximately $1.0 million from the nine months ended September 30, 2016, due to a:

●
$0.4 million decrease in personnel costs, resulting from January 2016 staff reductions, as well as staff reductions in connection with our transformation plan;

●
$0.5 million decrease in accounting, legal and professional fees resulting from the execution of our transformation plan and acquisition of the Flanders property and completion of our IRS audit; and

●
$0.1 million reduction in various other administrative costs.

Depreciation and amortization

Depreciation and amortization expense for the three and nine months ended September 30, 2017 and 2016 relates primarily to real estate investments and, in 2016, also includes general office computer equipment, furniture, computer software and leasehold improvements related to the New York City office.

For the three and nine months ended September 30, 2017, depreciation and amortization expense decreased less than $0.1 million from the comparable periods in 2016, primarily as a result of items related to the New York City office being fully depreciated by the end of 2016.

Impairment losses

There were no impairment losses for the three or nine months ended September 30, 2017.

Acquisition and transaction related

Acquisition and transaction related expenses for the three and nine months September 30, 2017 and 2016 relates to third party professional expenses associated with potential investments.

Other Income and expenses

Other income and expenses for the nine months ended September 30, 2017 relates to a franchise tax refund from the State of Delaware in the amount of approximately $135,500. Professional fees directly associated, and offset against this tax refund, amounted to approximately $46,500. There was no other income and expenses for the three and nine months ended September 30, 2016.

For the nine months ended September 30, 2017, interest expense increased $62 thousand as a result of additional borrowings to fund our real estate purchase and operating expenses.

Net income (loss) from discontinued operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	$ Change	2017	2016	$ Change

Net income (loss) from discontinued operations	$-	$14	$(14)	$-	$(23)	$23

Results of operations for our mobile marketing and advertising business, which terminated in August 2015, are included in discontinued operations for all periods presented. Results from discontinued operations for the three and nine months ended September 30, 2016, also reflect residual charges related to operations discontinued in 2015 and prior years. See Note 4 - Discontinued Operations to our condensed consolidated financial statements for more information.

Net loss

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	$ Change	2017	2016	$ Change

Net loss	$(400)	$(780)	$(380)	$(1,292)	$(2,633)	$(1,341)

For the three months ended September 30, 2017, net loss was $0.4 million, compared to net loss of $0.8 million for the three months ended September 30, 2016. The $0.4 million improvement in net loss is primarily due to a reduction of general and administrative expenses.

For the nine months ended September 30, 2017, net loss was $1.3 million, compared to net loss of $2.6 million for the nine months ended September 30, 2016. The $1.3 million improvement in net loss is primarily due to:

●
$0.1 million increase in rental income.

●
$0.4 million decrease in personnel costs, resulting from staff reductions in connection with our transformation plan;

●
$0.6 million decrease in accounting, legal and professional fees and other costs resulting from the execution of our transformation plan;

●
$0.1 million in depreciation and $0.1 million decrease in impairment losses.

Liquidity and Capital Resources

General

Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of September 30, 2017, consisted of cash and cash equivalents of approximately $.6 million and our ability to borrow on our Koala loan.

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

As of September 30, 2017, borrowings from this facility totaled $5.5 million due to borrowings in connection with our second real estate acquisition as well as for working capital requirements. The outstanding balance, including interest of $0.3 million, totaled $5.8 million.

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

Our ability to obtain any additional financing depends upon many factors, including our then existing level of indebtedness (if any) and restrictions in any debt facilities to which we may be subject now or in the future, historical business performance, financial projections, prospects and creditworthiness and external economic conditions and general liquidity in the credit and capital markets. Any financing (or subsequent refinancing) could also be extended only at costs and require us to satisfy restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

Cash flows

As of September 30, 2017, and December 31, 2016, we had cash and cash equivalents of $0.6 million and $0.4 million, respectively. The increase reflects cash provided by financing activities of $1.0 million, offset by cash used for operating activities of $0.8 million.

Net cash used in operating activities

The change in our operating assets and liabilities was driven by a decrease in prepaid expenses and other assets of $0.2 million, offset by an increase in other assets of $12 thousand, and a decrease in accounts payable and accrued expenses of $43 thousand, and a decrease in deferred rent expense of $7 thousand.

Net cash from investing activities

For the nine months ended September 30, 2017, no net cash was used in investing activities.

Net cash from financing activities

For the nine months ended September 30, 2017, cash in the amount of $1.0 million was provided by borrowings on the Amended Note.

Off-Balance Sheet Arrangements

As of September 30, 2017, and December 31, 2016, we do not have any off-balance sheet arrangements.

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

VOLTARI CORPORATION

Date: November 9, 2017	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Principal Executive Officer (principal executive officer)

Date: November 9, 2017	By:	/s/ Peter Kaouris
Peter Kaouris
Chief Accounting Officer (principal financial officer)