Form 10-K
period 2017-12-31
Voltari Corp
filed 2018-03-23
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017 OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ⌧

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ⌧    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ⌧

At June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the OTCQB marketplace on June 30, 2017) was approximately $3.8 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 30, 2017 have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 12, 2018:

Title of Class	Number of Shares
Common Stock, $0.001 par value	8,994,814

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed within 120 days of the close of the fiscal year ended December 31, 2017 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

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

●
our ability to execute real estate acquisitions, including without limitation, consummating any purchase and sale transactions that we may enter into such as the McClatchy Purchase Agreement (defined herein);

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

PART I

Item 1. Business Overview

Business Overview

Voltari Corporation ("Voltari" the "Company" “we,” “our” or “us”), a Delaware corporation, is in the business of acquiring, financing and leasing commercial real properties. As of the date of this Annual Report on Form 10-K, we own two commercial real properties. One property is in Long Branch, New Jersey, which we lease to JPMorgan Chase Bank, N.A. (“Chase”) pursuant to a triple net lease (the “Long Branch Lease”). The second property is in Flanders, New York, which we lease to 7-Eleven Corporation ("7-Eleven") pursuant to a double net lease (the "Flanders Lease"). All of our revenue is derived from the rental income we receive under these two leases. Future acquisitions are intended to be initially financed through borrowings available under our $30 million Amended Note (as defined herein) with Koala (as defined herein). The Company leases its properties and intends to lease any future properties pursuant to “double net” or “triple net” leases. The Company intends to explore additional strategic opportunities from time to time, which may include opportunities with respect to its intellectual property investments in various industries or acquisitions.

The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August, 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business.

Voltari was incorporated under the name “Mobile Systems Corp.” on December 14, 2012 as a wholly owned subsidiary of Motricity, Inc. (“Motricity”), and changed its name to “Voltari Corporation” on January 16, 2013. On April 9, 2013, pursuant to an agreement and plan of reorganization by and among Motricity, Voltari and Voltari Merger Sub, Inc. and intending to protect the long-term value of Motricity’s net operating loss carryforwards ("NOLs"), Motricity became a wholly-owned subsidiary of Voltari (the “Reorganization”). For purposes of Rule 12g-3(a), we are the successor issuer to Motricity. On April 10, 2013, shares of our common stock commenced trading on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “VLTC.”

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

In connection with our efforts to realign our strategic path, we shifted our focus to the mobile marketing and advertising business and continued to reduce our cost structure. We implemented various cost reduction measures, including reductions in our workforce and a restructuring of our facilities and data centers. Further, in January 2015, we significantly reduced the size of our engineering staff and terminated operations at our Seattle Data Center as part of our ongoing efforts to reduce our operating expenses, particularly the cost of research and development and the delivery of advertising.

Beginning in late May, 2015, our Board of Directors (the “Board”) undertook a review of the Company’s prospects, cost-cutting efforts and strategic alternatives. As part of its review, the Board considered alternative businesses the Company could enter into that would preserve the Company’s assets and maximize shareholder value. Based on its assessment of the Company’s prospects and cost structure including, among other factors, the Company’s performance during the three and six month periods ended June 30, 2015, recent forecasts provided by management, input from an independent consultant, and potential strategic alternatives available to the Company, the Board concluded that our cost-cutting efforts had not kept pace with our declining revenue, that our forecasted cash burn and revenue potential were unsatisfactory and that effecting the transformation plan by exiting the mobile marketing and advertising business and entering into the real estate investment business was in the best interests of the Company’s stockholders. Accordingly, in August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. The Company leases its properties and intends to lease any future properties pursuant to so-called “double net” or “triple net” leases. The Company has significantly reduced its workforce in connection with its transformation plan. The Board believes that, if successfully implemented, the Company can, over time, generate profits from the transformation plan.

NASDAQ Delisting— On December 14, 2016, we received written notification from NASDAQ indicating that the trading of our common stock would be suspended with the opening of business on December 23, 2016. Since December 23, 2016, our common stock has been quoted on the OTCQB marketplace under the symbol “VLTC.”

Expiration of Warrants— On October 11, 2017, warrants to purchase 1,014,958 shares of our common stock expired without being exercised.

Real Estate Investment

The Company is in the business of acquiring, financing and leasing commercial real properties. The Company leases its properties and intends to lease any future properties pursuant to so-called “double net” or “triple net” leases. Future acquisitions are intended to be initially financed through borrowings available under our $30 million Amended Note with Koala. See Note 7 - Liquidity and Capital Resources to our consolidated financial statements for more information.

As of the date of this Annual Report on Form 10-K, we have completed two real estate acquisitions. On January 19, 2018, we, through our wholly owned subsidiary, Voltari Real Estate Holding LLC (“Voltari Holding”), entered into a purchase and sale agreement (the ‘McClatchy Purchase Agreement”) with The State Media Company, a South Carolina corporation, to purchase a real estate parcel in Columbia, South Carolina. The closing of the purchase is subject to customary conditions precedent, including a due diligence period. The Company makes no assurances that the conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all. See Note 19 - Subsequent Events to our consolidated financial statements for more information.

Until and unless we acquire additional properties, the rental payments associated with our two properties will represent the sole source of our revenues. The termination of the leases associated with these properties or our failure to maintain our leases on favorable terms could have a material adverse effect on our business and financial condition. See Part I, Item 1A - Risk Factors.

Properties

As of the date of this Annual Report on Form 10-K, we own two commercial real properties. All of our revenue is derived from the rental income we receive under the leases associated with these two properties.

The Long Branch property is located at 160 Brighton Avenue, City of Long Branch, New Jersey (the "Long Branch Property") and has a retail bank branch building situated thereon. The original term of the lease expires in June 2020 (with two, five-year renewal options). Pursuant to the lease, Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. The average annual rental income for the property over the remaining term of the original lease is expected to be approximately $203,000, exclusive of the amortization of the above market lease intangible.

The Flanders property is located at 721 Flanders Road, Flanders, New York (the "Flanders Property") and has a retail convenience store situated thereon. The original term of the lease expires in December 2029 (with four, five-year renewal options). Pursuant to the lease, 7-Eleven is responsible for the payment of basic rent as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant's insurance and other property related costs. Voltari Holding, as landlord is responsible for certain maintenance and repair costs. The average annual rental income for the property over the remaining term of the original lease is expected to be approximately $164,000, exclusive of the amortization of the above market lease intangible.

On January 19, 2018, we, through our wholly owned subsidiary, Voltari Holding, entered into the McClatchy Purchase Agreement. The closing of such purchase is subject to customary conditions precedent, including a due diligence period. The Company makes no assurances that the conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all.

On February 26, 2018, we, through our wholly owned subsidiary, Voltari Holding, entered into an amendment (the “First Amendment”) to the McClatchy Purchase Agreement. The First Amendment, among other things, extends the Review Period (as such term is defined in the Purchase Agreement) to March 30, 2018, and extends the Closing Date (as such term is defined in the First Amendment) to not later than April 16, 2018.

See Note 19 - Subsequent Events to our consolidated financial statements for more information.

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

Financing Arrangements

On August 7, 2015, we, as borrower, and Koala Holdings LP, as lender, an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder ("Koala"), entered into a $10 million revolving loan facility (the “Prior Note") at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum, plus a fee of 0.25% per annum on undrawn amounts. The Company sought and received the Prior Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There were no limitations on the use of proceeds under the Prior Note. As collateral for the Prior Note, we pledged and granted to Koala a lien on our limited liability company interest in Voltari Holding.

Our Board formed a special committee of independent directors (the “Special Committee”) to negotiate the structure and terms of the Prior Note. The Special Committee consisted of James L. Nelson, a former member of our Board, and Jay A. Firestone. In connection with its negotiation of the structure and terms of the Prior Note, the Special Committee retained and received advice from its own legal counsel as well as an independent financial advisor. The Special Committee received an opinion from its independent financial advisor that the financial terms of the Prior Note were fair, from a financial point of view, to us. The Special Committee approved the terms and conditions of, and our entry into, the Prior Note.

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

The Amended Note provides that the net proceeds thereunder in excess of $10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. In connection with the negotiation of the structure and terms of the Amended Note, the Board, which consists entirely of independent directors, retained and received advice from its own legal counsel as well as an independent financial advisor. The Board received an opinion from its independent financial advisor that the financial terms of the Amended Note are fair, from a financial point of view, to the Company. The Board approved the terms and conditions of, and the Company’s entry into, the Amended Note.

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

If an event of default (as defined in the Amended Note) exists, the Amended Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 300 basis points, per annum, and 4.5%, per annum. Subject to the terms and conditions of the Amended Note, the Company may repay all or any portion of the amounts outstanding under the Amended Note at any time without premium or penalty. The amounts available under the Commitment or Increased Commitment, as the case may be, will increase and decrease in direct proportion to repayments and reborrowing’s under the Amended Note, respectively, from time to time. As collateral for the Amended Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Holding.

As of December 31, 2017, borrowings under the Amended Note equaled $5.5 million. The outstanding balance, including interest of $0.3 million, totaled $5.8 million.

Governmental Regulation

Our investments may be subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. See Part I, Item 1A - Risk Factors.

Environmental

As an owner of commercial real estate, we will be subject to various environmental laws of federal, state and local governments. We cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties that may be acquired directly or indirectly in the future. We intend to hire third parties to conduct Phase I environmental testing and when advisable, additional, environmental reviews of the real properties that we propose to purchase. See Part I, Item 1A - Risk Factors.

Intellectual property

We are the owner of trademarks registered with the United States Patent and Trademark office and internationally, including Voltari and V-Connect.

Employees

As of December 31, 2017, we had two full-time employees. Our employees are not represented by a labor union nor covered by a collective bargaining agreement.

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

The market price for our common stock is highly volatile. For example, for the year ended December 31, 2017, the closing sales price of our common stock, which is quoted on the OTCQB marketplace under the symbol “VLTC” fluctuated from a low of $0.37 per share to a high of $3.39 per share. As of March 12, 2018, the closing sales price of our common stock was $1.24 per share.

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

The current market price of our common stock may not be indicative of future market prices or intrinsic value, and we may not be able to sustain or increase the value of an investment in our common stock. Investors in our securities may experience a decrease, which could be substantial, in the value of their securities, including decreases unrelated to our operating performance, financial results or prospects. Investors in our securities could lose part or all of their investment.

Other factors may adversely affect the market price, and intrinsic value, of our common stock, including features of our Series J preferred stock.   Our common stock is ranked junior to our Series J preferred stock with respect to cash dividends and amounts payable in the event of our dissolution, liquidation or winding up. This means that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Series J preferred stock for all accrued dividends, no cash dividends may be declared or paid on our common stock. As of December 31, 2017, holders of our Series J preferred stock were owed $28.0 million in dividends. Also, in the event of our voluntary or involuntary liquidation, dissolution or winding up, no distribution of our assets may be made to holders of our common stock until we have paid to our Series J preferred stockholders the liquidation preference relating to such preferred stock, including in each case any accrued and unpaid dividends. As of December 31, 2017, the total liquidation preference on the outstanding shares of our Series J preferred stock, including accrued and unpaid dividends as of such date, was $57.2 million. In the event of our voluntary or involuntary liquidation, dissolution or winding up, our asset value would inure to the benefit of holders of our Series J preferred stock, up to the value of the Series J preferred stock liquidation preference plus any accrued and unpaid dividends thereon, before holders of our common stock would realize any return from our asset value.

The value of our common stock may also be adversely affected if, and to the extent that, our Series J preferred stock becomes redeemable. The holders of our Series J preferred stock may require us to redeem their shares of Series J preferred stock at a redemption price equal to 100% of the liquidation preference per share in effect at such time plus accrued and unpaid dividends through the next dividend payment date after the redemption date, in connection with a redemption event. A redemption event occurs if (i) we undergo a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of all or substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, or (ii) we experience an ownership change (within the meaning of Section 382 (“Section 382”)of the Internal Revenue Code of 1986, as amended (the ”Code”)), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. The Company believes that, if a redemption event were to occur, limited, if any, funds would be available for such redemption under the terms of the Series J preferred stock and applicable Delaware law.  As a result, in the event that a redemption event were to occur, the Company currently expects that it would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

As of December 31, 2017, our Series J preferred stock had an aggregate redemption value of approximately $57.2 million, including paid in-kind dividends of $26.2 million and accrued dividends of $1.8 million. Dividends declared or accrued on the Series J preferred stock reduce the amount of net earnings, if any, that may be available to common stockholders.

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

We have been implementing a transformation plan pursuant to which, among other things, we have exited our mobile marketing and advertising business and have entered into the business of acquiring, leasing and financing commercial real properties. In connection with this transformation plan, on September 17, 2015 we acquired our first commercial real property, located in Long Branch, New Jersey and on May 18, 2016 we acquired our second commercial property, located in Flanders, New York. We have entered into an agreement to acquire a third commercial property though we can make no assurances that the closing conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all. Our ability to generate revenues and become profitable will be dependent in large part on our ability to acquire, lease and finance additional commercial real properties. There can be no assurance that we will be able to do so or that we will ever achieve profitability.

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

For the years ended December 31, 2010, 2011, 2012, 2013, 2014, 2015, 2016 and 2017, we had net losses of approximately $7.0 million, $195.4 million, $34.2 million, $10.3 million, $29.3 million, $6.6 million, $3.1 million and $1.9 million respectively. If we cannot become profitable, our financial condition will deteriorate further, and we may be unable to achieve our business objectives.

Our common stock is traded on the OTCQB Market, which could have material adverse consequences for us and our investors.

Since the opening of business on December 23, 2016, our common stock has been quoted on the OTCQB marketplace under the symbol “VLTC.” Stocks traded on the OTCQB marketplace generally have a more limited trading volume and exhibit a wider spread between the bid/ask quotations than stock traded on national exchanges. Many institutional investors have investment policies which prohibit them from trading in stocks on the OTCQB marketplace. The OTCQB marketplace affords our stockholders fewer corporate governance protections than if we were listed on a national exchange, such as requirements concerning the independence of our board of directors. As a result of our delisting from trading on The NASDAQ Stock Market, and the subsequent quotation of our common stock on the OTCQB marketplace, we and our investors could face adverse consequences, including:

●
limited availability of market quotations for our securities;

●
reduced liquidity for our securities;

●
increased volatility in the market price and trading volume for our securities;

●
a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity for our securities;

●
a limited amount of news and analyst coverage; and

●
a decreased ability to issue additional securities or obtain additional financing in the future.

We have limited experience acquiring commercial real properties.

Our experience in acquiring, leasing and financing commercial real properties is limited. As a result, we may encounter unforeseen difficulties in our efforts to identify essential assets, assess the risk levels associated with such assets, negotiate favorable terms with property owners, negotiate favorable terms with lessees, and comply with applicable laws and regulations.

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

As of the date of this report, we have completed two real estate acquisitions in connection with the execution of our transformation plan. On January 19, 2018, we, through our wholly owned subsidiary, Voltari Holding, entered into the McClatchy Purchase Agreement. The closing of such purchase is subject to customary conditions precedent, including a due diligence period. The Company makes no assurances that the conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all. Until and unless we acquire additional properties, the rental payments by our existing lessees will represent the sole source of our revenues. The termination of any of our leases or our failure to maintain them on favorable terms could have a material adverse effect on our business and financial condition.

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

●
we may be unable to acquire a desired property because of competition;

●
even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

●
even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

●
we may incur significant costs and divert management attention in connection with evaluation and negotiation of potential acquisitions, including ones that we are subsequently unable to complete;

●
we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully lease those properties to meet our expectations;

●
we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all; even if we are able to finance the acquisition, our cash flow may be insufficient to meet our required principal and interest payments;

●
we may spend more than budgeted to make necessary improvements or renovations to acquired properties;

●
we may be unable to quickly and efficiently integrate new acquisitions, particularly the acquisition of portfolios of properties, into our existing operations;

●
market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

●
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

Our ongoing leadership transition could have a material adverse impact on our business, operating results or financial condition. On May 11, 2015, Richard Sadowsky resigned from his position as our acting Chief Executive Officer and from all other positions he held, effective immediately. In addition, effective May 11, 2015, Aaron Epstein was appointed as our President. John Breeman, in addition to his role as our Chief Financial Officer, served as our acting principal executive officer and principal financial officer. During 2016, both John Breeman and Aaron Epstein departed from the Company. On September 24, 2015, each of Messrs. Andrew Roberto, James Nelson and Hunter Gary notified us of his resignation from our Board and each committee of the Board on which he served, effective September 25, 2015. On September 24, 2015, Peter Shea was appointed to the Board, effective September 25, 2015. Mr. Shea was also appointed to serve as Chairperson of the Board, Chairperson of the Compensation and Governance and Nominating Committees and as a member of our Audit Committee. On September 28, 2015, the Board appointed Kenneth Goldmann as Chief Administrative and Accounting Officer of the Company, effective as of October 5, 2015. On April 30, 2016, the Board appointed Andreea Paraschivoiu as the Chief Financial Officer of the Company. On November 14, 2016, Ms. Paraschivoiu resigned from her position as our Chief Financial Officer. On April 21, 2017, Sachin Latawa was appointed to the Board. On May 10, 2017, the Board appointed Peter Kaouris as Chief Accounting Officer and Kenneth Goldmann as Chief Financial Officer of the Company. On August 8, 2017, the Board changed Mr. Kenneth Goldmann's title to Principal Executive Officer of the Company. Mr. Kaouris also currently serves as our Principal Financial Officer.

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

Our operating results are subject to risks generally incident to the ownership of real estate, including:

●
changes in general economic or local conditions;

●
changes in supply of or demand for competing properties in an area;

●
changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

●
changes in tax, real estate, environmental and zoning laws; and

●
periods of high interest rates and tight money supply.

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

Following the completion, and as a result of, our rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, our largest stockholder, became the beneficial owner of, and had voting control over, approximately 52.3% of our common stock. This amount increased to 52.7% following the forfeiture by our Board on August 20, 2015 of 73,525 shares of restricted common stock, in the aggregate. Entities affiliated with Mr. Carl C. Icahn also previously owned warrants to purchase an additional 9.7% of our common stock. On October 11, 2017, warrants to purchase 1,014,958 shares of our common stock, including the warrants beneficially owned by Mr. Icahn, expired without being exercised. Further, Mr. Icahn beneficially owns 98.0% of our Series J preferred stock, which has limited voting rights. Mr. Carl C. Icahn is able to control and exert substantial influence over us, including the election of our directors and controlling most matters requiring board or stockholder approval, including business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of common stock, incurrence of debt or other financing and the payment of dividends. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of our outstanding common stock, which could adversely affect the market price of our stock. Mr. Carl C. Icahn owns, controls and has an interest in many companies, some of which may compete directly or indirectly with us. As a result, his interests may not always be consistent with our interests or the interests of our other stockholders.

In our certificate of incorporation, we renounce and provide for a waiver of the corporate opportunity doctrine as it relates to the funds affiliated with Koala, an affiliate of Mr. Carl C. Icahn, Technology Crossover Ventures, and any person or entity affiliated with these investors. As a result, Mr. Carl C. Icahn and entities controlled by him will have no fiduciary duty to present corporate opportunities to us. These exempted persons are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are directed by the exempted persons to themselves or their other affiliates instead of to us. As a result, corporate opportunities that may benefit us may not be available to us. To the extent that conflicts of interest may arise between us, Mr. Carl C. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to us or our other shareholders.

On March 29, 2017, we, as borrower, and Koala, as lender, an affiliate of Carl C. Icahn, our controlling stockholder, entered into a $30 million Amended Note, which amended and restated our prior revolving note with Koala dated August 7, 2015. See Item 1 – Financing Arrangements.

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

Further, our Amended Note with Koala provides a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”), which provides that the net proceeds thereunder in excess of $10 million will be used by us for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Our outstanding balance at December 31, 2017 totaled $5.5 million. On January 17, 2018 we borrowed an additional $0.5 million under the Amended Note to fund ongoing operating costs. If we consummate the McClatchy Purchase Agreement, we would have to borrow up to an additional $17 million under the Amended Note, which would bring our outstanding balance to approximately $23 million. We may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. However, Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion.  If we consummate the McClatchy Purchase Agreement and are unable to increase our availability under the Amended Koala Note, or obtain other suitable financing, our ability to purchase other properties and execute our transformation plan could be materially adversely affected.

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

Any properties that we may buy will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Any of our properties could be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. Leases may not be negotiated on a double- or triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect our cash flows and funds available for future acquisitions.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our operations and cash position.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater and storm water discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated in soils or groundwater. Environmental laws and regulations may impose joint and several liabilities on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

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

Our properties may be subject to known and unknown environmental liabilities under various federal, state and local laws and regulations relating to human health and the environment. Certain of these laws and regulations may impose joint and several liabilities on certain statutory classes of persons, including owners or operators, and past owners and operators for the costs of investigation or remediation of contaminated properties. These laws and regulations apply to past and present business operations on the properties, and the use, storage, handling and recycling or disposal of hazardous substances or wastes. We may face liability regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination or the party responsible for the contamination of the property.

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

Leases that we enter into are expected to require that the tenant maintain comprehensive insurance and hazard insurance or self-insure its insurance obligations. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, which may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

If any of our existing properties or any other property we acquire experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenue for our tenants or us. Any business interruption insurance may not fully compensate them or us for such loss of revenue. If one of our tenants experiences such a loss, it may be unable to satisfy its payment obligations to us under its lease with us.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can manage our business and produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We are required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting. Our compliance with Section 404 has required and will continue to require that we incur additional expense and expend management time on compliance-related issues. We have significantly reduced staffing in connection with the execution of our transformation plan. As a result, our maintenance of sufficient controls will be dependent on a smaller group of individuals than in the past. We currently only have two full-time employees, and a limited number of consultants, which may adversely affect our ability to maintain proper internal controls.

If we fail to maintain proper controls, our business could be adversely affected, our ability to predict our cash needs and the market's confidence in our financial statements could decline, and the market price of our common stock could be adversely affected.

The impact of recently enacted U.S. tax laws is not yet clear.

Congress recently enacted legislation commonly known as “The Tax Cuts and Jobs Act of 2017” (the “Tax Act”). The Tax Act made significant changes to U.S. federal income tax laws. Certain provisions of the Tax Act could have an adverse effect on the financial condition of the Company or its subsidiaries. The interpretations of many provisions of the Tax Act are still unclear. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the Tax Act will be issued or the impact of any such guidance on the Company. Certain key provisions of the Tax Act that could impact us include, but are not limited to, the limitations on a taxpayer’s net operating loss carryforwards.

We may not be able to realize value from our NOLs.

As of December 31, 2017, we had federal and state NOLs of $496 million (net of $3 million of limitations) and between $114 million and $302 million, respectively, that begin to expire in 2019, for U.S. federal income tax purposes and in 2028 for state income tax purposes. If we had an “ownership change” as defined in section 382 of the Code, our NOLs generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Generally, an ownership change occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by 50 percentage points or more as compared to the lowest percentage of stock owned by such stockholders at any time during the preceding three-year period. Based upon a review of past changes in our ownership, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these NOLs. There can be no assurance however that the Internal Revenue Service or some other taxing authority will not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our NOLs to offset future taxable income.

In connection with our Reorganization shares of our common stock are subject to transfer restrictions contained in our certificate of incorporation. In general, the transfer restrictions prohibit transfers having the effect of increasing without our consent the ownership of our common stock by (i) any person from less than 5% to 5% or more or (ii) any person owning or deemed to own 5% of more of our common stock.

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

Further, under the Tax Act, the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

We may not be able to make use of the existing tax benefits of the NOLs because we may not generate taxable income.

The use of the NOLs is subject to uncertainty because it is dependent upon the amount of taxable income generated by us and our consolidated subsidiaries. Through December 31, 2017 we have not generated taxable income on an annual basis, and there can be no assurance that we will have sufficient taxable income in future years to use the NOLs before they begin expiring at varying dates starting in 2019 for U.S. federal income tax purposes and in the 2028 for state income tax purposes.

Future legislation may impede our ability to realize the tax benefits of the NOLs.

It is possible that legislation or regulations will be adopted in the future that would further limit our ability to use the tax benefits associated with the NOLs.

The IRS could challenge the amount of the NOLs or claim that we experienced an ownership change, which could reduce the amount of NOLs that we can use.

As of the date of this Annual Report on Form 10-K, the amount of the NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of the NOLs, which could result in an increase in our future income tax liability. The Company's U.S. federal tax return for the year ended December 31, 2013 was audited by the Internal Revenue Service and such audit was completed in 2017.  No adjustments were made as a result of the audit.

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

Any lawsuits filed against us could divert management's attention and adversely affect our business, results of operations and cash flows.

In the past, lawsuits have been filed against us and certain of our former directors and officers. Although these cases have been dismissed, there is always the possibility for more suits to be brought against the Company. These types of litigation often are expensive and divert management's attention and resources. As a result, any of those claims, whether or not ultimately successful, could adversely affect our business, results of operations and cash flows.

As a result of the implementation of measures designed to protect the use of our NOLs by restricting transfers of our common stock to the extent such transfers would affect the percentage of stock that is treated as owned by a five-percent stockholder, your ability to transfer your shares of common stock and your opportunity to receive a premium on our stock may be limited.

In connection with our Reorganization, shares of our common stock are subject to transfer restrictions contained in our certificate of incorporation. In general, the transfer restrictions prohibit transfers without our consent having the effect of increasing the ownership of our common stock by (i) any person from less than 5% to 5% or more or (ii) any person owning or deemed to own 5% of more of our common stock. Consequently, your ability to transfer your shares of common stock may be limited.

Even if our Board consented to a significant stock acquisition, a potential buyer might be deterred from acquiring our common stock while we still have significant tax losses being carried forward, because such an acquisition might trigger an ownership change and severely impair our ability to use our NOLs against future income. Thus, this potential tax situation could have the effect of delaying, deferring or preventing a change in control and, therefore, could affect adversely our shareholders' ability to realize a premium over the then prevailing market price for our common stock in connection with a change in control. The transfer restrictions that apply to shares of our common stock, although designed as a protective measure to avoid an ownership change, may have the effect of impeding or discouraging a merger, tender offer or proxy contest, even if such a transaction may be favorable to the interests of some or all of our shareholders. This effect might prevent our stockholders from realizing an opportunity to sell all or a portion of their common stock at a premium to the prevailing market price. In addition, the transfer restrictions may delay the assumption of control by a holder of a large block of our common stock and the removal of incumbent directors and management, even if such removal may be beneficial to some or all of our stockholders.

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

We currently have fewer than 300 stockholders of record and, therefore, are eligible to terminate the registration of our common stock under the Securities Exchange Act of 1934, as amended.

As a public company with fewer than 300 stockholders of record, we currently register our shares of common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on a voluntary basis. Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated 90 days after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. Accordingly, we are eligible to deregister our common stock under the Exchange Act. Upon the effectiveness of the termination of registration under Section 12, we would not be required to comply with certain disclosure requirements under the Exchange Act, including, but not limited to, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities. Even if we were to deregister, however, Section 15(d) of the Exchange Act would require us to continue to file annual, quarterly and current reports until no earlier than when we file our next annual report on Form 10-K. At such time, you may not have access to current information about our Company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2017, our real estate portfolio consisted of two investments in real property. The first property is located at 160 Brighton Ave., Long Branch, NJ, subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. The average annual rental income for the property over the remaining term of the original lease is expected to be approximately $203,000, exclusive of the amortization of the above market lease intangible.

The second Property is located at 721 Flanders Road, Flanders, New York, subject to a double net lease with 7-Eleven, Inc. (“7-Eleven”), the original term of which expires in December 2029 (with four, five-year renewal options. During the Term, 7-Eleven is responsible for the payment of base rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. Voltari Holding, as landlord following the consummation of the acquisition of the Flanders Property, is responsible for certain maintenance and repair costs. Average annual rental income for the property over the remaining Original Term of the lease is approximately $164,000, exclusive of the amortization of the above market lease intangible.

On January 19, 2018, we, through our wholly owned subsidiary, Voltari Holding, entered into the McClatchy Purchase Agreement. The closing of such purchase is subject to customary conditions precedent, including a due diligence period. The Company makes no assurances that the conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all. See Note 19 - Subsequent Events to our consolidated financial statements for more information.

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

Item 4. Mine Safety Disclosure

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since December 23, 2016, our common stock has been quoted on the OTCQB marketplace under the symbol “VLTC.” Previously, our common stock traded on NASDAQ under the symbol “VLTC.”

Total shares of common stock outstanding as of March 12, 2018 were 8,994,814, and we had 205 stockholders of record. The number of stockholders of record does not reflect beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The following table sets forth the high and low sales prices of our common stock per share, as reported by the OTCQB marketplace, as applicable, for each of the periods presented. As of March 12, 2018, the closing sales price of our common stock was $1.24 per share.

	High	Low
Fiscal Year Ending December 31, 2017
Fourth Quarter	$2.19	$0.37
Third Quarter	$0.90	$0.69
Second Quarter	$1.26	$0.72
First Quarter	$3.39	$1.00
Fiscal Year Ending December 31, 2016
Fourth Quarter	$3.70	$1.75
Third Quarter	$3.98	$2.50
Second Quarter	$4.74	$3.25
First Quarter	$5.40	$3.25

Unregistered Sales of Equity Securities

In the fiscal year ended December 31, 2017, we did not issue any unregistered securities.

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

Business Overview

Transformation Plan - In August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties.  The Company leases its properties and intends to lease any future properties pursuant to so-called “double net” or “triple net” leases.  The Company has significantly reduced its workforce in connection with its transformation plan. Further, in order to continue to grow our real estate portfolio in a manner designed to, over time, help us generate profits, we may pursue higher valued properties than the properties we currently own. We anticipate that any such higher valued properties would likely generate relatively higher rental income and would likely involve higher acquisition costs and may involve higher costs of maintenance. There can be no assurance that we will be successful in acquiring additional real estate properties, including in any such higher valued properties on commercially reasonable terms, if at all.

Any future acquisitions are intended to be initially financed through borrowings available under our Amended Note (as defined herein) with Koala (as defined herein). See Liquidity and Capital Resources - General below for more information.

Real Property Acquisitions—In connection with the execution of our transformation plan, on September 17, 2015, we acquired a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020, (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant.

The purchase price was approximately $3.63 million and average annual rental income for the property over the remaining term of the original lease is approximately $203,000, exclusive of the amortization of the above market lease intangible.

On May 18, 2016, we acquired a real estate parcel in Flanders, New York. The property is subject to a double net lease with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”) of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. The landlord is responsible for certain maintenance and repair costs. The purchase price was approximately $2.82 million and the average annual rental income for the property over the remaining Original Term is approximately $164,000, exclusive of the amortization of the above market lease intangible.

On January 19, 2018, we, through our wholly owned subsidiary, Voltari Holding, entered into the McClatchy Purchase Agreement. The closing of such purchase is subject to customary conditions precedent, including a due diligence period. The Company makes no assurances that the conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all. See Note 19 - Subsequent Events to our consolidated financial statements for more information.

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

Our continuing operations for years ended December 31, 2017 and 2016 consist of revenues and expense related to commercial real estate operations which commenced in August, 2015, as well as general and administrative costs, depreciation and amortization, and interest expenses which are not directly attributable to discontinued operations. Continuing operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff as well as all legal and other professional fees, insurance and other costs not directly attributable to the mobile marketing and advertising business or our other discontinued operations.

Total revenues

	Year Ended
	December 31,
	2017	2016	$ Change
	(Dollars in thousands)
Total revenues	$322	$262	$60

Commercial real estate operations commenced in August 2015. Revenue from continuing operations for the year ended December 31, 2017 consists of rental income from our real estate properties acquired in 2016 and 2015.

Operating expenses

	Year ended
	December 31,
	2017	2016	$ Change
	(Dollars in thousands)
General and administrative	$1,843	$2,778	$(935)
Depreciation and amortization	178	289	(111)
Impairment charges	-	115	(115)
Acquisition transaction and integration costs	102	36	66
Total operating expenses	$2,123	$3,218	$(1,095)

General and administrative, excluding depreciation & acquisition expenses

For the year ended December 31, 2017, general and administrative expense, excluding depreciation, decreased $1.0 million compared to the year ended December 31, 2016, due to:

●
$0.4 million decrease in personnel costs and severance pay, resulting from continued staff reductions;

●
$0.5 million decrease in professional fees, primarily from renegotiated contracts; and

●
$0.1 million decrease in insurance costs resulting from lower fees.

Depreciation and amortization

For the year ended December 31, 2017, depreciation and amortization decreased by $0.1 million compared to the year ended December 31, 2016 due to a $0.1 million decrease in our general office computer equipment, furniture, computer software and leasehold improvements related to the New York City office.

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

Acquisition transaction and integration costs

For the years ended December 31, 2017 and 2016, acquisition, transaction and integration costs include costs related to the acquisition of real estate properties, such as inspection, appraisal, legal, title insurance and other fees. For the year ended December 31, 2017 these costs included expenses related to potential acquisitions, including the McClatchy Purchase Agreement. During 2016 these costs included the Flanders Property in addition to other properties we have investigated for potential acquisitions. The increase of approximately $0.1 million for the year ended December 31, 2017 reflects expenses for potential acquisitions during 2017.

Other expense, net

	Year ended
	December 31,
	2017	2016	$ Change
	(Dollars in thousands)
Interest expense and Revolving Note fees	$(190)	$(131)	$59

For the years ended December 31, 2017 and 2016, interest expense consists of interest on borrowings and a revolving note fee on the undrawn amount related to our Prior Note with Koala. Under our Amended Note, effective in March 2017, the revolving note fee related to the undrawn portion of our Amended Note has been eliminated. See Note 7 – Liquidity and Capital Resources to our consolidated financial statements for more information.

Provision (benefit) for income taxes

No provision for income tax was recorded in 2016 or 2017. Due to our history of operating losses, we have accumulated substantial net operating losses, which constitute the majority of our deferred tax assets. Because of our history of operating losses, we maintain full valuation allowances against our deferred tax assets and consequently are not recognizing any tax benefit related to our current pre-tax losses. If we achieve sustained profitability, subject to certain provisions of the U.S. federal tax laws that may limit our use of our accumulated losses, we will continue to evaluate whether we should record a valuation allowance, based on a more likely than not standard, which would result in immediate recognition of a tax benefit and we would begin recording income tax provisions based on our earnings and applicable statutory tax rates going forward. Due to our large net operating loss carryforwards, we do not expect to pay U.S. federal income taxes in the next several years.

Net Loss from discontinued operations

	Year ended
	December 31,
	2017	2016	$ Change
	(Dollars in thousands)
Net loss from discontinued operations	$-	$(24)	$(24)

Results of operations for our mobile marketing and advertising business, which terminated in August, 2015, are included in discontinued operations for all periods presented. Results from discontinued operations for the year ended December 31, 2016 also reflect residual charges related to operations discontinued in 2015. See Note 5 - Discontinued Operations to our consolidated financial statements for more information.

For the year ended December 31, 2017, the net loss from discontinued operations decreased $24 thousand compared to the year ended December 31, 2016. This decrease was primarily due to the decrease in direct third-party expenses resulting from our exit from the mobile marketing and advertising business.

Net loss

	Year ended
	December 31,
	2017	2016	$ Change
	(Dollars in thousands)
Net loss	$(1,902)	$(3,111)	$1,209

For the year ended December 31, 2017, our net loss was $1.9 million, compared to net loss of $3.1 million for the year ended December 31, 2016. The $1.2 million decrease in net loss is primarily due to:

●
increase in revenue of $0.1 million;
●
decreased general and administrative expenses of $1.0 million (as noted above);
●
decreased depreciation of $0.1 million;
●
increase in acquisition and transaction related costs $0.1 million;
●
decreased impairment charges of $0.1 million;
●
increased other income of $0.1 million; and
●
increase in interest expense $0.1 million.

Liquidity and Capital Resources

General

Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of December 31, 2017 consisted of cash and cash equivalents of $0.1 million, and our ability to borrow on our Koala loan.

On August 7, 2015, we, as borrower, and Koala Holdings LP, as lender, an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder ("Koala"), entered into a $10 million revolving loan facility (the “Prior Note") at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum, plus a fee of 0.25% per annum on undrawn amounts. The Company sought and received the Prior Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There were no limitations on the use of proceeds under the Prior Note. As collateral for the Prior Note, we pledged and granted to Koala a lien on our limited liability company interest in Voltari Holding.

On March 29, 2017, we as borrower, and Koala, as lender, entered into a revolving note (the “Amended Note”), which amended and restated the Prior Note. The Amended Note provides that the net proceeds thereunder in excess of $10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Pursuant to the Amended Note, Koala made available to the Company a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”). The Company may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion. Borrowings under the Amended Note will bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum. The Amended Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date. If an event of default exists, the Amended Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 300 basis points, per annum, or 4.5%, per annum. Subject to the terms and conditions of the Amended Note, the Company may repay all or any portion of the amounts outstanding under the Amended Note at any time without premium or penalty. The amounts available under the Commitment or Increased Commitment, as the case may be, will increase and decrease in direct proportion to repayments and reborrowing’s under the Amended Note, respectively, from time to time. As collateral for the Amended Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Holding.

As of December 31, 2017, borrowings from this loan facility totaled $5.5 million, primarily due to borrowings in connection with the acquisition of the Flanders Property and the funding of operating losses. The outstanding balance, including accumulated interest of $0.3 million, totaled $5.8 million as of December 31, 2017. On January 17, 2018, we borrowed an additional $0.5 million under the Amended Note to fund ongoing operating costs. If we consummate the McClatchy Purchase Agreement, we would have to borrow up to an additional $17 million under the Amended Note, which would bring our outstanding balance to approximately $23 million.

To the extent we are unable to replace or refinance the Amended Note prior to its maturity we may not have sufficient capital resources to repay any amounts borrowed thereunder. There can be no assurance that we will be able to replace or refinance the Amended Note on commercially reasonable terms, if at all.

As previously noted, in August, 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real properties. We expect that the acquisition of commercial real properties, the cost of operations and working capital requirements will be our principal need for liquidity in the future. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the commercial real estate industry and the success of our transformation plan. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using borrowings available under the Amended Note and our cash and cash equivalents on hand. We currently intend to leverage real properties that we may acquire but cannot assure that we will be able to do so on commercially reasonable terms, if at all.

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

Our ability to obtain any additional financing depends upon many factors, including our then existing level of indebtedness (if any) and restrictions in any debt facilities we may establish in the future, historical business performance, financial projections, prospects and creditworthiness and external economic conditions and general liquidity in the credit and capital markets. Any financing (or subsequent refinancing) could also be extended only at costs and require us to satisfy restrictive covenants, which could further limit or restrict our business and results of operations or be dilutive to our stockholders.

Cash Flows

As of December 31, 2017, and 2016, we had cash and cash equivalents of $0.1 million and $0.4 million, respectively. The decrease of $0.3 million primarily reflects cash used in operating activities of $1.3 million offset by our increase in borrowings of $1.0 million.

Net Cash Used in Operating Activities

For the year ended December 31, 2017, net cash of $1.3 million was used in operating activities. The change in our operating assets and liabilities was driven by a decrease in our prepaid expenses and other current assets of $0.2 million primarily from reductions in prepaid insurance and prepaid service contracts, along with a decrease in accounts payable and other accrued expenses of $0.4 million resulting primarily from the decrease in payroll costs accrued.

Cash Used in Investing Activities

For the year ended December 31, 2017 there was no cash used in investing activities.

Cash Provided by Financing Activities

For the year ended December 31, 2017, cash of $1.0 million was provided by financing activities due to additional borrowings under our Amended Note, which was primarily used to fund our operating activities.

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity and capital resources that are material to investors. Prior to the implementation of our transformation plan, we entered into contracts with mobile marketing and advertising customers which provided that we would indemnify such customers against certain intellectual property claims as well as other contractual matters. Until the expiration of such contractual indemnification provisions, we may indemnify our previous customers against certain copyright and patent infringement claims that may arise from them having used our software technology.

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

Real Estate Investments

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

Depreciation is computed using the straight-line method over the estimated useful lives of up to 43 years for buildings, 13 years for land improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, are amortized to expense over the remaining periods of the respective leases.

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

Provision (benefit) for income taxes

On December 22, 2017, the U.S. Congress enacted a new tax legislation, commonly referred to as “The Tax Cuts and Jobs Act of 2017” (the “Tax Act”). In accordance with ASC 740, Accounting for Income Taxes, companies are required to recognize the effect of the Tax Act in the period of enactment, even though the effective date for most provisions of the Tax Act is January 1, 2018.

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

At December 31, 2017, our gross deferred tax assets consisted primarily of domestic net operating losses, capital loss carryforwards and research and development credit carryforwards. As of December 31, 2017, we had U.S. federal and state net operating loss carryforwards of approximately $496 million (net of $3 million of limitations) and between $114 million to $302 million, respectively, which begin to expire at varying dates starting in 2019 for U.S. federal income tax purposes and in 2028 for state income tax purposes.

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

Redeemable preferred stock and common stock warrants

In October, 2012, we issued 1,199,643 shares of Series J preferred stock and (after giving effect to the one-for-ten reverse stock split) warrants to purchase 1,014,982 shares of our common stock. Net proceeds from the rights offering of $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. Our Series J preferred stock contains certain redemption features which are outside of our control. Accordingly, our Series J preferred stock is classified as mezzanine equity and reported as Redeemable preferred stock on our consolidated balance sheet, net of issuance costs, at December 31, 2017. The difference between the carrying value of the Series J preferred stock and its liquidation value is being accreted over an anticipated redemption period of five years using the effective interest method. Holders of the Series J preferred stock are entitled to an annual dividend of 13% (which increases to 14% on January 1, 2018), which is payable in-cash or in-kind, at the discretion of the Company, on a quarterly basis. Dividends declared on the Series J preferred stock and accretion associated with the Series J preferred stock reduce the amount of net earnings that are available to common stockholders and are presented as separate amounts on the consolidated statements of operations. The common stock warrants are recorded as Additional paid-in capital on our consolidated balance sheet at December 31, 2017. On October 11, 2017, the remaining warrants to purchase 1,014,958 shares of our common stock expired without being exercised.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

We are not required to provide qualitative and quantitative disclosures about market risk because we are a smaller reporting company.

Item 8. Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Voltari Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Voltari Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2011.

New York, New York
March 23, 2018

Voltari Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Real estate investments, net	$5,995	$6,215
Cash and cash equivalents	101	414
Prepaid expenses	435	520
Other assets	117	101
Total assets	$6,648	$7,250
Liabilities, redeemable preferred stock and stockholders’ deficit
Accounts payable and accrued expenses	$641	$508
Accrued compensation	6	17
Deferred rent income	17	17
Revolving note	5,500	4,500
Interest payable	331	141
Deferred rent expense	15	25
Accrued preferred stock dividends	1,816	1,598
Other liabilities	112	116
Total liabilities	8,438	6,922
Commitments and contingencies
Redeemable preferred stock, $0.001 par value; 1,200,000 shares authorized; 1,170,327 shares issued and outstanding at December 31, 2017 and 2016. Redemption value: $57,227 and $50,355 at December 31, 2017 and 2016, respectively.	55,411	48,024
Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at December 31, 2017 and 2016; 8,994,814 shares issued and outstanding at December 31, 2017 and 2016.	9	9
Additional paid-in capital	547,680	555,286
Accumulated deficit	(604,951)	(603,049)
Accumulated other comprehensive income	61	58
Total stockholders’ deficit	(57,201)	(47,696)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$6,648	$7,250

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Operations
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2017	2016
Revenue	$322	$262
Operating expenses
General and administrative	1,843	2,778
Depreciation and amortization	178	289
Impairment charges	—	115
Acquisition and transaction related	102	36
Total operating expenses	2,123	3,218
Operating loss	(1,801)	(2,956)
Other income net of expenses	89	—
Interest expense and Revolving Note fees	(190)	(131)
Net loss from continuing operations	(1,902)	(3,087)
Net loss from discontinued operations, net of taxes	-	(24)
Net loss	$(1,902)	$(3,111)
Accretion of redeemable preferred stock	(734)	(848)
Series J redeemable preferred stock dividends	(6,872)	(6,062)
Net loss attributable to common stockholders	$(9,508)	$(10,021)

Net loss per share attributable to common stockholders - basic and diluted:
Continuing operations	$(1.06)	$(1.11)
Discontinued operations	—	—
Total net loss per share attributable to common stockholders	$(1.06)	$(1.11)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2017	2016
Net loss	$(1,902)	$(3,111)
Other comprehensive income:
Foreign currency translation adjustment	3	7
Comprehensive loss	$(1,899)	$(3,104)

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2015	8,994,814	$9	$562,204	$(599,938)	$51	$(37,674)
Net loss	—	—	—	(3,111)	—	(3,111)
Other comprehensive income	—	—	—	—	7	7
Redeemable preferred stock dividends	—	—	(6,062)	—	—	(6,062)
Accretion of redeemable preferred stock	—	—	(848)	—	—	(848)
Stock-based compensation expense	—	—	(8)	—	—	(8)
Balance as of December 31, 2016	8,994,814	9	555,286	(603,049)	58	(47,696)
Net loss	—	—	—	(1,902)	—	(1,902)
Other comprehensive income	—	—	—	—	3	3
Redeemable preferred stock dividends	—	—	(6,872)	—	—	(6,872)
Accretion of redeemable preferred stock	—	—	(734)	—	—	(734)
Balance as of December 31, 2017	8,994,814	$9	$547,680	$(604,951)	$61	$(57,201)

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,902)	$(3,111)
Loss from discontinued operations	—	24
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178	289
Amortization of favorable lease	42	42
Straight-line rental income	(16)	(10)
Stock-based compensation expense	—	(8)
Impairment charges	—	115
Non-cash interest expense	190	131
Changes in operating assets and liabilities:
Prepaid expenses and other assets	85	349
Accounts payable and accrued expenses	120	(264)
Deferred rent expense	(10)	(3)
Net cash used in operating activities - continuing operations	(1,313)	(2,446)
Net cash used in operating activities - discontinued operations	-	(6)
Net cash used in operating activities	(1,313)	(2,452)

Cash flows from investing activities:
Investment in real estate	—	(2,817)
Net cash used in investing activities - continuing operations	—	(2,817)
Net cash provided by investing activities - discontinued operations	—	3
Net cash used in investing activities	—	(2,814)

Cash flows from financing activities:
Proceeds from debt facilities	1,000	4,500
Net cash provided by financing activities - continuing operations	1,000	4,500
Net decrease in cash and cash equivalents	(313)	(776)
Cash and cash equivalents at beginning of year	414	1,180
Cash and cash equivalents at end of year	$101	$414

Supplemental schedule of non-cash financing activities:
Series J redeemable preferred stock dividend paid-in-kind	$6,654	$5,870

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Notes to Consolidated Financial Statements

1. Organization

Voltari Corporation (“Voltari” or the “Company”), a Delaware corporation, was incorporated in December, 2012 as a wholly-owned subsidiary of Motricity, Inc. (“Motricity”). Through a reorganization, Motricity became a wholly owned subsidiary of Voltari in April, 2013. As of December 31, 2017, entities affiliated with Mr. Carl C. Icahn own approximately 98.0% of our Series J preferred stock and approximately 52.7% of our common stock.

The Company is in the business of acquiring, financing and leasing commercial real properties through its wholly owned subsidiary, Voltari Real Estate Holding LLC ("Voltari Holding"). The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. The majority of the remaining costs related to the transformation plan have been incurred as of 2017. Additional amounts to be incurred subsequent to the year ended December 31, 2017, if any, cannot be reasonably estimated. We currently own two commercial real properties. All of our revenue is derived from the rental income we receive under the two leases associated with these two properties. We have been funding our operations with borrowings under our Revolving Note as described in Note 7 - Liquidity and Capital Resources. We expect to continue to rely on borrowings to provide working capital in the near term.

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

Comprehensive Loss

The Company reports consolidated comprehensive loss in a separate statement following the consolidated statements of operations. Comprehensive loss is defined as the change in equity resulting from net loss and Other Comprehensive Income ("OCI"). The only component of OCI is foreign currency translation adjustments.

Use of Estimates

The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include those involved in allocating cost of real estate investments, valuation of long-lived and intangible assets, provision for income taxes, and accounting for our redeemable preferred stock. Actual results could differ from those estimates.

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

Revenue Recognition

The Company’s revenues are derived from rental income, include rents due in accordance with the lease terms, reported on a straight-line basis over the initial term of the leases. Our leases with tenants are classified as operating leases.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents. Other assets included restricted cash of $0.1 million at December 31, 2017 and 2016, comprised of cash set aside to secure a real property lease and security for our credit card. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions. To date, the Company has not experienced any losses of cash.

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

Voltari Corporation
Notes to Consolidated Financial Statements

Stock-Based Compensation

We measure and recognize stock-based compensation expense using a fair value-based method for all share-based awards made to employees and nonemployee directors, including grants of stock options and other stock-based awards. We estimate the fair value of share-based awards, including stock options, using the Black-Scholes option-pricing model for awards with service-based conditions and the Monte Carlo Simulation pricing model for option awards with market-based conditions. Accounting for stock-based compensation requires significant judgment and the use of estimates, particularly with regards to assumptions such as stock price volatility, expected option lives and risk-free interest rate, all of which are utilized to value equity-based compensation. We recognize stock compensation expense, net of estimated forfeitures, using a straight-line method over the requisite service period of the individual grants, which generally equals the vesting period. There were no stock options outstanding as of December 31, 2017 and December 31, 2016.

Redeemable preferred stock and common stock warrants

Series J preferred stock and common stock warrants are based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third-party valuation specialist. Our Series J preferred stock contains certain redemption features which are outside of our control. Accordingly, our Series J preferred stock is classified as mezzanine equity and reported as Redeemable preferred stock on our consolidated balance sheet. The difference between the carrying value of the Series J preferred stock and its liquidation value has been accreted over an anticipated redemption period of five years using the effective interest method.

Income Taxes

We utilize the balance sheet method of accounting for income taxes. Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax rules combined with the number of jurisdictions in which we previously operated, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

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

Our potentially dilutive shares, which include outstanding common stock options, restricted stock and common stock warrants, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

Voltari Corporation
Notes to Consolidated Financial Statements

Operating Segment

Effective August, 2015, we operate and manage our business from continuing operations as a single segment, that of acquiring, financing and leasing commercial real estate properties. For the years ended December 31, 2017 and 2016 two U.S. tenants comprised all revenue from continuing operations.

Fair Value of Financial Instruments

As of December 31, 2017, and 2016, we had cash and cash equivalents of $0.1 million and $0.4 million, respectively. The carrying amount of certain financial instruments, including accounts payable, revolving note and accrued expenses, approximates fair value due to their short maturities. There were no transfers between levels in the fair value hierarchy during the years ended December 31, 2017 or 2016.

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

Recently Adopted Accounting Pronouncements

In March, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation. ASU 2016-09 simplifies the accounting for share-based payment transactions, including a policy election option with respect to accounting for forfeitures, as well as increasing the amount an employer can withhold to cover income taxes on equity awards. Additionally, ASU 2016-09 requires the cash paid to a taxing authority when shares are withheld to pay employee taxes to be classified as a “financing activity” rather than an “operating activity,” as was done previously on the Statement of Cash Flows. We adopted this standard effective January 1, 2017, and, as a result we will be accounting for future forfeitures as they occur.

Recently Issued Accounting Pronouncements

In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this ASU supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new revenue standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard allows for either full retrospective or modified retrospective adoption. Currently, all revenues are derived from lease contracts which are not within the scope of this guidance.

Voltari Corporation
Notes to Consolidated Financial Statements

In February, 2016, the FASB issued ASU 2016-02, Leases. The guidance significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to, conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases by requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for us in the first quarter of 2019, and we are currently assessing the impact of this standard to our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. Currently, there is no specific guidance to address how to classify or present these changes. ASU 2016-18 is effective for us in the first quarter of 2018, and we will adjust our cash flows to reflect the new guidance.

In January, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business.” The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance changes the definition of a business to exclude acquisitions where substantially all the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our real estate acquisitions will be considered asset acquisitions. The new guidance will be applied prospectively to any transactions occurring in the period of adoption. ASU 2017-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those periods. Under the new standard, transaction costs would be capitalized under asset acquisitions and expensed for business combinations and transactions that would be considered asset acquisitions would not be afforded the one-year measurement period to complete any valuation studies and resulting purchase price allocation.

In February, 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies that ASC 610-20 applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and clarifies that all businesses are derecognized using the deconsolidation guidance. Additionally, it defines an in substance nonfinancial asset as a financial asset that is promised to a counterparty in a contract in which substantially all the fair value of the assets promised in the contract is concentrated in nonfinancial assets, which excludes cash or cash equivalents and liabilities. The new guidance is expected to impact the gain recognized when a real estate asset is sold to a non-customer and a noncontrolling interest is retained. Under the current guidance, a partial sale is recognized, and carryover basis is used for the retained interest, however, the new guidance eliminates the use of carryover basis and generally requires a full gain to be recognized. ASU 2017-05 is effective for us in the first quarter of 2018. The adoption of this standard will not have an impact on our consolidated financial statements.

In May, 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting” to provide clarity and to reduce diversity in practice related to a modification when applying the guidance in ASC 718, Compensation – Stock Compensation. The guidance in ASC 718 defines a “modification” as a change in the terms or conditions of a share-based payment award. The amendments provide guidance about when changes in terms or conditions of a share-based payment award require an entity to apply the existing modification guidance in ASC 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. The adoption of this standard will not have an impact on our financial statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which amends FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification out of accumulated other comprehensive income into retained earnings for standard tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) and consequently, eliminates the stranded tax effects resulting from the Tax Act. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Voltari Corporation
Notes to Consolidated Financial Statements

 3. Real Estate Investments

On May 18, 2016, we, through our wholly owned subsidiary, Voltari Holding, completed the acquisition of a real estate parcel in Flanders, New York (the "Flanders Property”) from Flanders Holding, LLC ("Seller") pursuant to the Purchase and Sale Agreement, between Voltari Holding and the Seller, dated December 3, 2015, as amended on January 11, 2016, February 10, 2016 and March 10, 2016. The purchase price was approximately $2.82 million, inclusive of all costs, escrows and reserves. The purchase price was paid using cash on hand and borrowings under the Company’s revolving loan facility with Koala Holding LP ("Koala"), an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder.

The revolving loan facility was amended and restated on March 29, 2017 and bears interest at a per annum rate equal to the greater of the LIBOR rate plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum.

The Flanders Property is a single tenant retail convenience store, which is subject to a double net lease (the “Lease”) with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”), of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”). During the Term, 7-Eleven is responsible for the payment of base rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. Voltari Holding, as landlord, is responsible for certain maintenance and repair costs. Average annual rental income for the property over the remaining Original Term of the lease is approximately $164,000, exclusive of the amortization of the above market lease intangible.

On September 17, 2015, we, through our wholly owned subsidiary, Voltari Holding, completed the acquisition of a real estate parcel in Long Branch, New Jersey from 160 Brighton Acquisition, LLC (“Seller”) pursuant to the terms of an Agreement for Sale and Purchase, dated August 7, 2015, between Voltari Holding and Seller, for a purchase price of approximately $3.63 million which was paid from proceeds received from the sale of stock in 2015. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant.

The property is subject to a triple net lease with JP Morgan Chase Bank, N. A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Average annual rental income for the property over the remaining term of the original lease is approximately $203,000, exclusive of the amortization of the above market lease intangible.

For the years ended December 31, 2017 and 2016, acquisition-related costs totaled $102 thousand and $36 thousand respectively, and have been recognized as expense. Acquisition, transaction and integration costs include costs related to the acquisition of real estate properties, such as inspection, appraisal, legal, title insurance and other fees.

Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

	Estimated	As of December 31,
	Useful Life	2017	2016
Real Estate Investments, at cost:
Land		$2,345	$2,345
Building, fixtures and improvements	10 - 43 yrs.	3,494	3,494
Total tangible assets		5,839	5,839
Acquired Intangibles - In-place leases	5 - 13 yrs.	607	607
Total cost of Real Estate Investments		6,446	6,446
Less: Accumulated depreciation and amortization		(451)	(231)
Total cost of Real Estate Investments, net		$5,995	$6,215

Depreciation expense for the years ended December 31, 2017 and 2016 amounted to $122 thousand and $101 thousand, respectively.

Voltari Corporation
Notes to Consolidated Financial Statements

Intangible amortization expense for the years ended December 31, 2017 and 2016, amounted to $98 thousand and $93 thousand respectively, of which $42 thousand and $42 thousand of favorable lease amortization were reflected as a reduction in revenue, respectively.

Included in the accumulated depreciation and amortization balance are amounts for in place leases and favorable leases, as of December 31, 2017 and 2016, amounting to $213 thousand and $114 thousand, respectively.

Expected in-place lease and favorable lease amortization for each of the next five years, and thereafter, is as follows (dollars in thousands):

Years Ending December 31,

2018	$99
2019	99
2020	57
2021	16
2022	16
Thereafter	108
Total	$395

The following table presents future minimum base rental receipts due to us over the next five years (dollars in thousands):

Year Ending December 31,

2018	$348
2019	348
2020	244
2021	160
2022	160
Thereafter	1,196
Total	$2,456

4. Property and Equipment, net

Information related to major categories of our property and equipment, net, is as follows (dollars in thousands):

	Estimated	As of December 31,
	Useful Life	2017	2016
Capitalized software	3 yrs.	$331	$331
Computer software and equipment	3-5 yrs.	—	23
Total property and equipment		331	354
Less: Accumulated depreciation and amortization		(331)	(354)
Property and equipment, net		$—	$—

There was no capitalized interest associated with property and equipment for the years ended December 31, 2017 and 2016. Depreciation expense related to property and equipment totaled $0 and $137 thousand for the years ended December 31, 2017 and 2016, respectively. See Note 6 - Impairment Charges for more information.

5. Discontinued Operations

In August of 2015, we began implementing a transformation plan pursuant to which, among other things, we exited from our mobile marketing and advertising business.

Voltari Corporation
Notes to Consolidated Financial Statements

The effect of discontinued operations on the consolidated statements of operations for the years ended December 31, 2017 and 2016 is as follows (dollars in thousands):

	2017	2016
Revenue	$—	$—
Operating expenses	—	24
Operating loss	$—	$(24)
Net loss from discontinued operations	$—	$(24)

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

7. Liquidity and Capital Resources

Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of December 31, 2017 consisted of cash and cash equivalents of $0.1 million, and our ability to borrow on our Koala loan.

On August 7, 2015, we, as borrower, and Koala Holdings LP, as lender, an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder ("Koala"), entered into a $10 million revolving loan facility (the “Prior Note") at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum, plus a fee of 0.25% per annum on undrawn amounts. The Company sought and received the Prior Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There were no limitations on the use of proceeds under the Prior Note. As collateral for the Prior Note, we pledged and granted to Koala a lien on our limited liability company interest in Voltari Holding.

On March 29, 2017, we as borrower, and Koala, as lender, entered into a revolving note (the “Amended Note”), which amended and restated the Prior Note. The Amended Note provides that the net proceeds thereunder in excess of $10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Pursuant to the Amended Note, Koala made available to the Company a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”). The Company may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion. Borrowings under the Amended Note will bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum. The Amended Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date. If an event of default exists, the Amended Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 300 basis points, per annum, or 4.5%, per annum. Subject to the terms and conditions of the Amended Note, the Company may repay all or any portion of the amounts outstanding under the Amended Note at any time without premium or penalty. The amounts available under the Commitment or Increased Commitment, as the case may be, will increase and decrease in direct proportion to repayments and reborrowings under the Amended Note, respectively, from time to time. As collateral for the Amended Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Holding.

Voltari Corporation
Notes to Consolidated Financial Statements

As of December 31, 2017, borrowings from this loan facility totaled $5.5 million, primarily due to borrowings in connection with the acquisition of the Flanders Property. The outstanding balance, including accumulated interest of $0.3 million totaled $5.8 million as of December 31, 2017. On January 17, 2018, we borrowed an additional $0.5 million under the Amended Note to fund ongoing operating costs.

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

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	As of December 31,
	2017	2016
Accounts payable and accrued expenses	$286	$156
Accrued taxes, not related to income	355	352
Total	$641	$508

9. Revolving Note

During the years ended December 31, 2017 and 2016, borrowings under the Prior Note and Amended Note totaled $5.5 million and $4.5 million, due to borrowings in connection with the acquisition of the Flanders Property of approximately $2.82 million and working capital requirements of approximately $2.68 million. As of December 31, 2017, and 2016, the outstanding balance, totaled $5.8 million, including accumulated interest of $.3 million, and $4.6 million, including accumulated interest of $.1 million, receptively. See Note 7 - Liquidity and Capital Resources for more information regarding the Prior Note and Amended Note.

10. Commitments and Contingencies

Operating Leases

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

Voltari Corporation
Notes to Consolidated Financial Statements

Estimated future minimum net rentals payable under non-cancellable lease agreements at December 31, 2017 are as follows (in thousands):

Year Ending December 31,
2018	$266
Total	$266

The table was prepared assuming the maximum commitments currently outstanding, but such commitments could decrease based on termination negotiations.

Rental expense under operating lease agreements included in continuing operations for each of the years ended December 31, 2017 and 2016 were $0.3 million.

Other Contractual Arrangements

We have entered into several agreements with various vendors who provide additional operational support and services to the Company. The arrangements are primarily of a duration of twelve months or less or cancellable with short-term notice. We have no material contractual arrangements beyond 2017.

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

11. Termination of 401(k) Plan

We terminated the Voltari Operating Corp. 401(k) Plan (the “Plan”), effective April 30, 2016. In early 2018, we received a favorable determination letter from the Internal Revenue Service, dated December 20, 2017, as to the Plan’s tax-qualified status upon termination and we are in the process of commencing the liquidation of the Plan. We currently have estimated additional vesting costs of approximately $65 thousand in connection with such termination and liquidation of the Plan.

12. Redeemable Preferred Stock

In connection with the closing of a rights offering on March 30, 2015, entities affiliated with Mr. Carl C. Icahn, our largest shareholder, became the owner of approximately 52.3% of our common stock, which resulted in a change of control of the Company. This constituted a redemption event pursuant to the terms and conditions of the Series J preferred stock, and as a result each holder of shares of Series J preferred stock had the right to require the Company to redeem all or a portion of such holder’s shares of Series J preferred stock. Entities affiliated with Mr. Carl C. Icahn waived their option to redeem Series J preferred stock in connection with the change in control resulting from the completion of the rights offering that closed on March 30, 2015. On April 13, 2015 we redeemed 29,316 shares of Series J preferred stock for approximately $1.0 million in cash from holders not affiliated with Mr. Carl C. Icahn. Following the April 13, 2015 redemption of Series J preferred stock, entities affiliated with Mr. Carl C. Icahn became the owner of approximately 97.9% of our Series J preferred stock. During 2017, entities affiliated with Mr. Carl C. Icahn purchased additional shares of our Series J preferred stock from third parties, which increased Mr. Carl C. Icahn’s ownership percentage to approximately 98.0%.

Upon completion of our rights offering in October, 2012, we issued 1,199,643 shares of Series J preferred stock and warrants to acquire 1,014,982 common shares in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our consolidated balance sheets at December 31, 2017 and 2016.

Voltari Corporation
Notes to Consolidated Financial Statements

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at December 31, 2017 and 2016 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event were to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

The difference between the carrying value of the Series J preferred stock and its liquidation value was accreted over an anticipated redemption period of five years using the effective interest method and has fully accreted as of September 30, 2017. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 13% (adjusting to 14% on January 1, 2018), which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $26.2 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the consolidated statements of operations.

Our Series J preferred stock has a preference upon dissolution, liquidation or winding up of the Company in respect of assets available for distribution to stockholders. The liquidation preference of the Series J preferred stock is initially $25 per share. If the dividend on the Series J preferred stock is paid in-kind, which has been the case to date, the liquidation preference is adjusted and increased quarterly (i) through December 31, 2017, by an amount equal to 3.5% of the liquidation preference per share, as in effect at such time and (ii) thereafter by an amount equal to 3.5% of the liquidation preference per share, as in effect at such time. The quarterly dividend will continue until the shares are redeemed, or until the Company's affairs are liquidated, dissolved or wound-up.

As of December 31, 2017, our Series J preferred stock has an aggregate redemption value of approximately $57.2 million, including paid-in-kind dividends of $26.2 million and accrued dividends of $1.8 million which are included within Other liabilities on our consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0.7 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively.

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

Stock Options

There was no stock-based compensation expense associated with common stock awards for the year ended December 31, 2017. For the year ended December 31, 2016 there was income related to the forfeiture of common stock awards in the amount of $8 thousand.

Stock option awards will vest based upon a combination of employee service and the achievement of certain specified market conditions as follows: (i) twenty-five percent (25%) of the shares subject to the option will vest in four (4) equal tranches on each anniversary of the vesting commencement date (i.e.,6.25%); and (ii) the remaining seventy-five percent (75%) of the shares subject to the option will vest on the third (3rd) anniversary of the applicable vesting commencement date, subject to the achievement of 90-day period common stock fair value targets.

Voltari Corporation
Notes to Consolidated Financial Statements

In determining the compensation cost of stock options awards, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model for awards with service-based conditions and the Monte Carlo Simulation pricing model for awards with market-based conditions. No options were granted in 2017 or 2016.

Restricted Stock Awards

There was no stock-based compensation expense associated with restricted stock awards for the years ended December 31, 2017 and 2016.

Warrants

We issued common stock warrants (the “Warrants”) to purchase 1,014,982 common shares in connection with the closing of our 2012 rights offering. Ten (10) Warrants had to be exercised to purchase one (1) share of common stock, at a price of $6.50 per common share. On October 11, 2017, the remaining Warrants to purchase 1,014,958 shares of common stock expired without being exercised.

Net proceeds from the 2012 rights offering of approximately $27.8 million were allocated between Series J preferred stock and the Warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Warrants was determined to be approximately $1.3 million and was recorded in Additional paid-in capital on our consolidated balance sheets at December 31, 2016.

 14. Income Taxes

All pre-tax loss from continuing operations is derived from the U.S. No tax expense was recorded for the years ended December 31, 2017 and 2016. We maintain a full valuation allowance against our net deferred tax assets, which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding that there is insufficient evidence to support the realizability of our deferred tax assets.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the income tax provision as follows:

	Year Ended December 31,
	2017	2016
United States federal tax at statutory rate	34.0%	34.0%
Change in valuation allowance	3,439.7	(379.9)
State taxes (net of federal tax benefit)	(212.8)	345.9
Impact of US Federal Tax Rate Change	(3,262.4)	—
Other	1.5	—
Effective rate	—%	—%

Significant components of our deferred tax assets and liabilities consist of the following as of December 31 (in thousands):

	Year Ended December 31,
	2017	2016
Domestic net operating loss carryforwards	$122,424	$187,356
Foreign net operating loss carryforwards	8,682	8,682
Research and development credits	5,436	5,436
Other	2,260	1,919
Deferred tax assets	138,802	203,393
Valuation allowance	(138,802)	(203,393)
Net deferred tax assets	$—	$—

Voltari Corporation
Notes to Consolidated Financial Statements

On December 22, 2017, the U.S. Congress enacted the Tax Act. The Tax Act contains several significant tax reform provisions which includes, among others, a reduction of the U.S. corporate statutory tax rate from 34% to 21% (starting January 1, 2018), a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries' tangible assets (i.e., global intangible low-taxed income or “GILTI”).

The reduction in the U.S. corporate statutory tax rate to 21% requires the Company to re-measure its net deferred tax assets using the newly enacted tax rate. As a result of the revaluation, the Company reduced its deferred tax assets by $62 million, which was offset by a reduction in valuation allowance of the same amount. Therefore, the impact of the corporate statutory tax rate change has a net tax effect of zero upon income tax expense and net loss.

The mandatory tax on accumulated foreign earnings and profits requires a one-time transition tax whereby accumulated foreign earnings prior to the enactment of the Tax Act are deemed to be repatriated and are taxed at a rate of 15.5% for cash and cash equivalents and 8% for non-liquid assets. As a result of an overall deficit in the accumulated earnings and profits of the Company’s specified foreign corporations, there is no income tax effect in the current period.

The GILTI provision imposes a tax on certain foreign earnings in excess of a deemed return on the foreign subsidiaries' tangible assets. Current FASB guidance indicates that either recording deferred taxes on GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are both acceptable methods as an accounting policy election. The Company has not recorded deferred taxes for the impact of GILTI in the period of enactment due to its policy election to consider the impact of GILTI as a period expense.

As of December 31, 2017, the Company provided a full valuation allowance against its gross deferred tax assets because realization of these benefits could not be reasonably assured. The $65 million decrease in the valuation allowance for the period December 31, 2016 to December 31, 2017 was primarily due to the revaluation of deferred tax assets and adjustments to state net operating losses.

We have research and development credit carryforwards of $5.4 million at December 31, 2017, that will begin to expire in 2021.

As of December 31, 2017, the Company has federal net operating and other loss carryforwards of $496 million and state net operating loss carryforwards between $114 million to $302 million. Due to a 2012 IRC Section 382 ownership change approximately $3 million of Federal net operating losses will expire unused. These net operating loss carryforwards begin to expire in 2019 for U.S. federal income tax purposes and in 2028 for state income tax purposes. The ultimate availability of the federal and state net operating loss carryforwards to offset future income may be subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code. Included in “Other,” totaling $2.3 million, in the table above are; $1.2 million of international net operating loss carryforwards, and $0.9 million of U. S. capital loss carryforwards.

The Company has determined that there are no unrecognized tax benefits as of December 31, 2017 and 2016. Historically, the Company has not incurred interest or penalties associated with unrecognized tax benefits and no interest or penalties were recognized during the years ended December 31, 2017 or 2016. The Company has adopted a policy whereby amounts related to interest and penalties associated with unrecognized tax benefits are classified as income tax expense when incurred.

We did not make any income tax payments related to our continuing operations in 2017 or 2016. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to the generation of net operating losses, all tax years for which the Company filed a tax return remain open. The Company's U.S. federal tax return for the year ended December 31, 2013 was audited by the Internal Revenue Service and such audit was completed in 2017.  No adjustments were made as a result of the audit.

The Company discontinued operations in Indonesia in 2012. In 2013 the Company received notification that additional income and VAT taxes would be due from the Company's subsidiary, P. T. Motricity Indonesia for the years ended 2010 to 2012. The assessment resulted in tax totaling approximately $0.7 million which was recorded in 2013. Subsequently P. T. Motricity Indonesia paid taxes and penalties as assessed. However, the Company determined that there remained approximately $0.4 million of unpaid amounts. Currently the Company is in the process of liquidating its corporate structure in Indonesia and management has decided to leave the remaining balance as a liability until such time as the liquidation is complete. The outcome of this matter remains uncertain.

Voltari Corporation
Notes to Consolidated Financial Statements

15. Common Stock and Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Year Ended December 31,
	2017	2016
Net loss attributable to common stockholders	$(9,508)	$(10,021)

Weighted-average common shares outstanding - basic and diluted	8,994,814	8,994,814
Net loss per share attributable to common stockholders - basic and diluted	$(1.06)	$(1.11)

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

	Year Ended December 31,
	2017	2016
Common stock issuable upon exercise of warrants	—	1,014,958
Options to purchase common stock	—	—
Restricted stock	—	—
Total securities excluded from net loss per share attributable to common stockholders	—	1,014,958

16. Defined Contribution Plan

We maintained a defined contribution plan (“401(k) Savings Plan”) for eligible employees, which was suspended in January, 2016. The 401(k) Savings Plan assets are held in trust and invested as directed by the plan participants, and shares of our common stock are not an eligible investment election. We had provided a match on a specified portion of eligible employees’ contributions as approved by our board of directors. Historically, we had made matching contributions equal to 50% of the portion of contributions that do not exceed 6% of eligible pay. We did not have any matching contributions included in continuing operations in 2017 and 2016. However, during 2017 we accrued an additional contribution of approximately $65 thousand to cover a shortfall in contributions from prior periods.

17. Related Party Transactions

Insight Portfolio Group LLC, owned by a number of other entities with which Mr. Carl C. Icahn has a relationship, was formed in order to maximize the potential buying power of participating companies in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company is a member of the buying group. During the year ended December 31, 2017, we paid no fees and during the year ended December 31, 2016, we paid a fee of $3,000 for the services of Insight Portfolio Group.

On August 7, 2015, we, as borrower, and Koala, as lender, an affiliate of Carl C. Icahn, our controlling stockholder, entered into the Prior Note. On March 29, 2017, we as borrower, and Koala, as lender, entered into the Amended Note, which amended and restated the Prior Note. See Note 7 - Liquidity and Capital Resources for more information.

As of July 1, 2016, the Company has moved to approximately 100 feet of office space utilized by companies affiliated with Mr. Carl C. Icahn, the Company’s controlling shareholder, in New York, New York. This space is being rented on a month-to-month basis for $500 per month. This arrangement may be terminated at any time by either party without penalty.

Voltari Corporation
Notes to Consolidated Financial Statements

18. Legal Proceedings

Putative Securities Class Action. We previously announced that Joe Callan filed a putative securities class action complaint in the U.S. District Court, Western District of Washington at Seattle (the "Court") on behalf of all persons who purchased or otherwise acquired common stock of Motricity between June 18, 2010 and August 9, 2011 or in Motricity’s initial public offering. Motricity, which was our predecessor registrant, is now our wholly-owned subsidiary and has changed its name to Voltari Operating Corp. The defendants in the case were Motricity, certain of our current and former directors and officers, including Ryan K. Wuerch, James R. Smith, Jr., Allyn P. Hebner, James N. Ryan, Jeffrey A. Bowden, Hunter C. Gary, Brett Icahn, Lady Barbara Judge CBE, Suzanne H. King, Brian V. Turner. and the underwriters in Motricity’s initial public offering, including J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, Robert W. Baird & Co Incorporated, Needham & Company, LLC and Pacific Crest Securities LLC. The complaint alleged violations under Sections 11 and 15 of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by all defendants and under Section 10(b) of the Exchange Act by Motricity and those of our former and current officers who are named as defendants. The complaint sought, inter alia, damages, including interest and plaintiff’s costs and rescission. A second putative securities class action complaint was filed by Mark Couch in October 2011 in the same court, also related to alleged violations under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act. On November 7, 2011, the class actions were consolidated, and lead plaintiffs were appointed pursuant to the Private Securities Litigation Reform Act. On December 16, 2011, plaintiffs filed a consolidated complaint which added a claim under Section 12 of the Securities Act to its allegations of violations of the securities laws and extended the putative class period from August 9, 2011 to November 14, 2011. The plaintiffs filed an amended complaint on May 11, 2012 and a second amended complaint on July 11, 2012. On August 1, 2012, we filed a motion to dismiss the second amended complaint, which was granted on January 17, 2013. A third amended complaint was filed on April 17, 2013. On May 30, 2013, we filed a motion to dismiss the third amended complaint, which was granted by the Court on October 1, 2013. On October 31, 2013, the plaintiffs filed a notice of appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit. On April 25, 2014, the plaintiffs filed their opening appellate brief and on July 24, 2014 we filed our answering brief. On May 3, 2016, following oral arguments in the case on April 8, 2016, a three judge panel of the United States Court of Appeals for the Ninth Circuit unanimously affirmed the Court's decision dismissing all claims with prejudice.

In addition to the above litigation, from time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

19. Subsequent Events

On January 17, 2018 the Company borrowed an additional $0.5 million from Koala bringing the principal balance outstanding under the Revolving Note to $6.0 million. After that withdrawal, there is $4.0 million remaining available for working capital purposes.

On January 19, 2018, the Company, through its wholly owned subsidiary, Voltari Holding (the “Purchaser”), entered into a purchase and sale agreement (the “McClatchy Purchase Agreement”) with The State Media Company, a South Carolina corporation (the “Seller”), to acquire all of Seller’s right, title and interest in a real estate parcel located in Columbia, South Carolina (the “Property”) for $17.0 million.

Pursuant to the terms and conditions of the McClatchy Purchase Agreement, upon the closing of the sale of the Property, Purchaser will enter into a triple net lease with The McClatchy Company (the “Lease”), a publicly traded Delaware corporation and an affiliate of the Seller (“McClatchy”). The Lease will have an initial term of fifteen years, with three five-year extension options (the “Term”). During the Term, in addition to rent, McClatchy will be responsible for the payment of all real estate taxes, utilities, tenant’s insurance and other property related costs, and the maintenance of the Property and its premises. The initial average annual rental income for the Property will be approximately $1,613,000 (the “Base Rent”). On each of the fifth (5th) and tenth (10th) anniversaries of the commencement date of the Lease, the Base Rent will be increased by ten percent (10%) above the then current Base Rent.

The McClatchy Purchase Agreement contains customary representations, warranties and covenants by the parties and the closing of the purchase is subject to customary conditions precedent, including a due diligence period. The Company makes no assurances that the conditions will be satisfied or that the purchase will be consummated in a timely manner, if at all.

On February 26, 2018, we, through our wholly owned subsidiary, Voltari Holding, entered into an amendment (the “First Amendment”) to the McClatchy Purchase Agreement, The First Amendment, among other things extends the Review Period (as such term is defined in the Purchase Agreement) to March 30, 2018, and extends the Closing Date (as such term is defined in the First Amendment) to not later than April 16, 2018.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
(in thousands)	2017	2016
Tax Valuation Allowance:
Beginning balance	$203,393	$186,169
Charged (reversed) to net loss	(64,591)	17,224
Ending balance	$138,802	$203,393

Note: Included in “Charged (reversed) to net loss” for 2017 is ($62,052) that relates to the Tax Act.

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2017

(Dollars in Thousands)

COLUMN A	COLUMN B	Column C Initial Cost		COLUMN D Cost Capitalized Subsequent to Acquisition	COLUMN E Gross amount carried at Close of Period			COLUMN F		COLUMN G	COLUMN H
Location	Encumbrances	Land	Building & Improvements	Land Building & Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on which depreciation is computed
Long Branch, NJ	$—	$1,454	$2,175	$—	$1,454	$2,175	$3,629	$335	$3,294	9/17/2015	35 years
Flanders, NY	—	891	1,926	—	891	1,926	2,817	116	2,701	5/18/2016	43 years
Total	$—	$2,345	$4,101	$—	$2,345	$4,101	$6,446	$451	$5,995

The following table presents changes in the Company's operating real estate portfolio exclusive of accumulated depreciation for the years ended December 31, 2017 and 2016:

	2017	2016
Beginning balance	$6,446	$3,629
Property acquisitions	—	2,817
Ending Balance	$6,446	$6,446

Changes in accumulated depreciation for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Beginning balance	$231	$37
Depreciation and amortization expense	220	194
Ending Balance	$451	$231

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal financial officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Principal Executive Officer and our Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our board and management, including our Principal Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements are submitted in Part II, Item 8 of this annual report:

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	52
Schedule III - Real estate and accumulated depreciation	53

All other financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

3. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLTARI CORPORATION

Date: March 23, 2018	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Principal Executive Officer (Principal Executive Officer)

By:	/s/ Peter Kaouris
Peter Kaouris
Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicted have signed this report below.

Signature	Title	Date

/s/ Kenneth Goldmann	Principal Executive Officer (Principal Executive Officer)	March 23, 2018
Kenneth Goldmann

/s/ Peter Kaouris	Chief Accounting Officer (Principal Financial Officer)	March 23, 2018
Peter Kaouris

/s/ Peter Shea	Chairman of the Board	March 23, 2018
Peter Shea

/s/ Jaffrey A. Firestone	Director	March 23, 2018
Jaffrey A. Firestone

/s/ Kevin Lewis	Director	March 23, 2018
Kevin Lewis

/s/ Sachin Latawa	Director	March 23, 2018
Sachin Latawa

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed by
2.2	Agreement and Plan of Reorganization, dated as of February 8, 2013, by and among Motricity, Inc., Voltari Merger Sub, Inc., and Voltari Corporation	S-4	2/11/2013	Voltari

3.1	Amended and Restated Certificate of Incorporation of Voltari Corporation	S-4	2/11/2013	Voltari

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation	8-K	4/23/2013	Voltari

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation	8-K	9/16/2015	Voltari

3.4	Amended and Restated Bylaws of Voltari Corporation	S-4	2/11/2013	Voltari

4.1	Specimen Stock Certificate for Voltari Corporation Common Stock	S-4	2/11/2013	Voltari

4.2	Specimen Stock Certificate for Voltari Series J Preferred Stock	S-4	2/11/2013	Voltari

10.1	Form of Motricity, Inc. Indemnification Agreement#	S-1	1/22/2010	Motricity

10.2	Form of Stock Option Agreement under the 2010 Long-Term Incentive Plan#	S-1/A	6/2/2010	Motricity

10.3	Form of Restricted Stock Agreement under the 2010 Long-Term Incentive Plan#	10-Q	8/6/2010	Motricity

10.4	Motricity, Inc. 2010 Long-Term Incentive Plan, as amended#	8-K	11/2/2011	Motricity

10.5	Waiver Letter, dated as of March 31, 2015, from High River Limited Partnership and Koala Holdings LP.	8-K	3/31/2015	Voltari

10.6	Agreement for Sale and Purchase, dated as of August 7, 2015, by and between 160 Brighton Acquisition LLC and Voltari Real Estate Holding LLC.	10-Q	8/7/15	Voltari

10.7	Ground Lease with JPMorgan Chase Bank, N.A., together with Bill of Sale and General Assignment to 160 Brighton Acquisition LLC, dated March 2, 2006.	10-Q	8/7/15	Voltari

10.8	Offer Letter by and between Voltari Corporation and Kenneth Goldmann, dated September 28, 2015.	8-K	9/30/15	Voltari

10.9	Non-Disclosure and Intellectual Property Protection Agreement by and between Voltari Corporation and Kenneth Goldmann, dated September 28, 2015.	8-K	9/30/15	Voltari

10.10	Purchase and Sale Agreement, dated as of December 3, 2015, by and between Flanders Holding, LLC and Voltari Real Estate Holding LLC.	8-K	12/9/15	Voltari

10.11	First Amendment to Purchase and Sale Agreement, dated as of January 11, 2016, by and between Flanders Holding, LLC and Voltari Real Estate Holding LLC.	8-K	2/19/16	Voltari

10.12	Second Amendment to Purchase and Sale Agreement, dated as of February 10, 2016, by and between Flanders Holding, LLC and Voltari Real Estate Holding LLC.	8-K	2/19/16	Voltari

10.13	Third Amendment to Purchase and Sale Agreement, dated as of March 10, 2016, by and between Flanders Holding, LLC and Voltari Real Estate Holding LLC.	10-K	3/16/16	Voltari

10.14	Revolving Note with Koala (as lender) dated March 29, 2017.	10-K	3/31/17	Voltari

10.15	Purchase and Sale Agreement, dated as of January 19, 2018, by and between The State Media Company and Voltari Real Estate Holding LLC.	8-K	1/23/18	Voltari

10.16	First Amendment to Purchase and Sale Agreement, dated as of February 26, 2018, by and between The State Media Company and Voltari Real Estate Holding LLC.	8-K	3/2/18	Voltari

21.1	Subsidiaries of Voltari Corporation*

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer*

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Accounting Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Accounting Officer**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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