Form 10-Q
period 2018-03-31
Voltari Corp
filed 2018-05-14
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 10, 2018, there were 8,994,814 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Real estate investments, net	$5,940	$5,995
Cash	160	101
Restricted cash and cash equivalents	91	91
Prepaid expenses	319	435
Other assets	460	26
Total assets	$6,970	$6,648
Liabilities, redeemable preferred stock and stockholders’ deficit
Accounts payable and accrued expenses	$875	$641
Accrued compensation	9	6
Deferred rent income	17	17
Revolving note	6,000	5,500
Interest payable	382	331
Deferred rent expense	12	15
Accrued preferred stock dividends	1,976	1,816
Other liabilities	112	112
Total liabilities	9,383	8,438

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; 1,200,000 shares authorized, and 1,170,327 shares issued and outstanding at March 31, 2018 and December 31, 2017. Redemption value: $59,203 and $57,227 at March 31, 2018 and December 31, 2017, respectively.	$57,227	$55,411

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at March 31, 2018 and December 31, 2017; 8,994,814 shares issued and outstanding at March 31, 2018 and December 31, 2017.	9	9
Additional paid-in capital	545,704	547,680
Accumulated deficit	(605,419)	(604,951)
Accumulated other comprehensive income	66	61
Total stockholders’ deficit	(59,640)	(57,201)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$6,970	$6,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$81	$81

Operating expenses
General and administrative, excluding depreciation	418	538
Depreciation and amortization	44	44
Acquisition and transaction related	36	9
Total operating expenses	498	591
Operating loss	(417)	(510)
Interest expense & Revolving note fees	(51)	(54)
Net loss	$(468)	$(564)
Accretion of redeemable preferred stock	-	(235)
Series J redeemable preferred stock dividends	(1,976)	(1,614)
Net loss attributable to common stockholders	$(2,444)	$(2,413)

Net loss per share attributable to common stockholders- basic and diluted	$(0.27)	$(0.27)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net loss	$(468)	$(564)
Other comprehensive loss:
Foreign currency translation adjustment	5	(3)
Comprehensive loss	$(463)	$(567)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2017	8,994,814	$9	$547,680	$(604,951)	$61	$(57,201)
Net loss	—	—	—	(468)	—	(468)
Other comprehensive income	—	—	—	—	5	5
Redeemable preferred stock dividends	—	—	(1,976)	—	—	(1,976)
Balance as of March 31, 2018	8,994,814	$9	$545,704	$(605,419)	$66	$(59,640)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(468)	$(564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	44
Straight line rental income	(4)	(4)
Amortization of favorable lease intangible	11	11
Non-cash interest expense	51	54
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(314)	99
Accounts payable and accrued expenses	242	61
Deferred rent expense	(3)	(2)
Net cash used in operating activities	(441)	(301)
Cash flows from financing activities:
Proceeds from debt facilities	500	500
Net cash provided by financing activities	500	500
Net increase in cash, restricted cash and cash equivalents	59	199
Cash, restricted cash and cash equivalents, beginning of period	192	505
Cash, restricted cash and cash equivalents, end of period	$251	$704

Supplemental disclosure for non-cash financing activities:
Series J redeemable preferred stock dividends paid-in-kind	$1,816	$1,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Description and Basis of Presentation

Business Description

Voltari Corporation (“Voltari” or the “Company”) is in the business of acquiring, financing and leasing commercial real properties through its wholly owned subsidiary, Voltari Real Estate Holding LLC (“Voltari Holding”). The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. The majority of the costs related to the transformation plan had been incurred as of the end of 2017. Additional amounts to be incurred subsequent to the year ended December 31, 2017, if any, cannot be reasonably estimated. As of March 31, 2018, we owned two commercial real properties. All of our revenue for such period is derived from the rental income we receive under the two leases associated with these two properties. As discussed in Note 9 - Subsequent Events, we acquired a third commercial real estate property on April 23, 2018. We have been funding our operations with borrowings under our Amended Note (as defined herein) as described in Note 4 - Liquidity and Capital Resources. We expect to continue to rely on borrowings to provide working capital in the near term.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or for any other period. Certain amounts from prior periods have been reclassified to conform with the presentation in the current period.

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include those involved in allocating the costs of real estate investments, valuation of long-lived and intangible assets, provision for income taxes, and accounting for our redeemable preferred stock. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

Our significant accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation. As of January 1, 2018, the Company adopted Accounting Standards Update, or ASU, No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which requires restricted cash and cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. As a result of the adoption, Other assets were reduced by $91 thousand and Restricted cash was increased for the same amount as of March 31, 2017.

Cash, Restricted Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company's restricted cash consists of security for our office operating lease for our former headquarters and our credit card.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sums to the total of such amounts shown in the Consolidated Statements of Cash Flows.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
 (unaudited)

	As of March 31,
	2018	2017
	(Dollars in thousands)
Cash	$160	$613
Restricted cash and cash equivalents	91	91
Total cash, cash equivalents, and restricted cash	$251	$704

 Significant Accounting Policies - Real Estate Investments

As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the following significant accounting policies. Management believes there have been no other material changes to our significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except for the standards adopted this period.

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

The Company’s revenues are derived from rental income, which include rents due in accordance with the lease terms, reported on a straight-line basis over the initial term of the leases. Our leases with our tenants are classified as operating leases.

Recently Adopted Accounting Pronouncements

In May, 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". The guidance in this ASU supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted this standard effective January 1, 2018. Currently, all revenues are derived from lease contracts which are not within the scope of this guidance.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
 (unaudited)

In November, 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash". The guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. We adopted this standard effective January 1, 2018, and have adjusted our cash flows to reflect the new guidance.

In January, 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance changes the definition of a business to exclude acquisitions where substantially all the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our real estate acquisitions will be considered asset acquisitions. The new guidance will be applied prospectively to any transactions occurring in the period of adoption. We adopted this standard effective January 1, 2018. Under the new standard, transaction costs will be capitalized under asset acquisitions and expensed for business combinations and transactions that will be considered asset acquisitions will not be afforded the one-year measurement period to complete any valuation studies and resulting purchase price allocation.

In February, 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. ASU 2017-05 clarifies that ASC 610-20 applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and clarifies that all businesses are derecognized using the deconsolidation guidance. Additionally, it defines an in substance nonfinancial asset as a financial asset that is promised to a counterparty in a contract in which substantially all the fair value of the assets promised in the contract is concentrated in nonfinancial assets, which excludes cash or cash equivalents and liabilities. The new guidance is expected to impact the gain recognized when a real estate asset is sold to a non-customer and a noncontrolling interest is retained. Under the current guidance, a partial sale is recognized, and carryover basis is used for the retained interest, however, the new guidance eliminates the use of carryover basis and generally requires a full gain to be recognized. We adopted this standard effective January 1, 2018. The adoption of this standard will not have an impact on our condensed consolidated financial statements.

In May, 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting” to provide clarity and to reduce diversity in practice related to a modification when applying the guidance in ASC 718, Compensation – Stock Compensation. The guidance in ASC 718 defines a “modification” as a change in the terms or conditions of a share-based payment award. The amendments provide guidance about when changes in terms or conditions of a share-based payment award require an entity to apply the existing modification guidance in ASC 718. We adopted the amendments effective January 1, 2018. The adoption of this standard will not have an impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February, 2016, the FASB issued ASU 2016-02, "Leases." The guidance significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to, conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases by requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for us in the first quarter of 2019, and we are currently assessing the impact of this standard on our condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which amends FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification out of accumulated other comprehensive income into retained earnings for standard tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) and consequently, eliminates the stranded tax effects resulting from the Tax Act. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), The American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
 (unaudited)

3. Real Estate Investments

Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

		As of
	Estimated Useful life	March 31, 2018	December 31, 2017
Real Estate Investments, at cost:
Land		$2,345	$2,345
Building, fixtures and improvements	10 - 43 yrs.	3,494	3,494
Total tangible assets		5,839	5,839
Acquired Intangibles - In-place leases	5 to 13 yrs.	607	607
Total cost of Real Estate Investments		6,446	6,446
Less: Accumulated depreciation and amortization		(506)	(451)
Total cost of Real Estate Investments, net		$5,940	$5,995

Depreciation expense for the three months ended March 31, 2018 and 2017 amounted to $30 thousand and $29 thousand respectively.

Intangible amortization expense for the three months ended March 31, 2018 and 2017 amounted to $25 thousand and $26 thousand respectively, of which $11 thousand of favorable lease amortization was reflected as a reduction in revenue, for both periods.

Expected in-place lease and favorable lease amortization for each of the next five (5) years, and thereafter, is as follows (dollars in thousands):

Years Ending December 31,
Balance of 2018	$74
2019	99
2020	57
2021	16
2022	16
Thereafter	108
Total	$370

 The following table presents future minimum base rental receipts due to us over the next five (5) years, and thereafter, is as follows (dollars in thousands):

Year Ending December 31,
Balance of 2018	$261
2019	348
2020	244
2021	160
2022	160
Thereafter	1,196
Total	$2,369

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
 (unaudited)

4. Liquidity and Capital Resources

Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of March 31, 2018 consisted of cash and cash equivalents of $0.2 million, and our ability to borrow on our Amended Note. See Note 9 - Subsequent Events, for further information on the increase in our rental income.

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

As of March 31, 2018, borrowings from this loan facility totaled $6.0 million. The outstanding balance, including accumulated interest of $0.4 million, totaled $6.4 million as of March 31, 2018.

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

See Note 9 - Subsequent Events, for more information.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Redeemable Preferred Stock

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and warrants to acquire 1,014,982 common shares in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third-party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our consolidated balance sheets at March 31, 2018 and December 31, 2017.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at March 31, 2018, and December 31, 2017 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event was to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

The difference between the carrying value of the Series J preferred stock and its liquidation value was being accreted over an anticipated redemption period of five years using the effective interest method and was fully accreted as of September 30, 2017. The shares of Series J preferred stock have limited voting rights and are not convertible into shares of our common stock or any other series or class of our capital stock.

Holders of the Series J preferred stock are entitled to an annual dividend of 14% (13% through December 31, 2017), which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $28.0 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

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

As of March 31, 2018, our Series J preferred stock had an aggregate redemption value of approximately $59.2 million, including paid-in-kind dividends of $28.0 million and accrued dividends of $2.0 million. We recorded accretion associated with our Series J preferred stock of $0.0 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

6. Revolving Note

As of March 31, 2018, borrowings from this loan facility totaled $6.0 million. The outstanding balance, including accumulated interest of $0.4 million totaled $6.4 million as of March 31, 2018. On January 17, 2018, we borrowed an additional $0.5 million under the Amended Note to fund ongoing operating costs and acquisition costs related to the McClatchy Property (as defined herein) acquisition. See Note 4 - Liquidity and Capital Resources and Note 9 - Subsequent Events, for more information.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Net loss attributable to common stockholders	$(2,444)	$(2,413)

Weighted-average common shares outstanding - basic and diluted	8,994,814	8,994,814

Net loss per share attributable to common stockholders - basic and diluted	$(0.27)	$(0.27)

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

	March 31,
	2018	2017
Common stock issuable upon exercise of Warrants	-	1,014,958
Total securities excluded from net loss per share attributable to common stockholders	-	1,014,958

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Legal Proceedings

From time to time, we are subject to claims and legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

9. Subsequent Events

On April 23, 2018, the Company, through its wholly owned subsidiary, Voltari Holding, (the “Purchaser”), completed its previously announced acquisition of a real estate parcel in Columbia, South Carolina (the “McClatchy Property”) from The State Media Company, a South Carolina corporation (the “Seller”), pursuant to the terms of that certain purchase and sale agreement, dated as of January 19, 2018, as amended on February 26, 2018, March 29, 2018 and April 6, 2018 (the “Purchase Agreement”), between Purchaser and Seller, for a purchase price of $16,625,000, excluding costs, which was paid using cash on hand and borrowings under the Company’s Amended Note.

Upon the closing of the sale of the McClatchy Property, on April 23, 2018, the Company, through its wholly owned subsidiary, the Purchaser entered into a triple net lease (the “Lease”) with the McClatchy Company, a publicly traded Delaware company and an affiliate of the Seller (“McClatchy”).

The Lease has an initial term of fifteen years, with three five-year extension options (collectively, the “Term”). During the Term, in addition to rent, McClatchy is responsible for the payment of all real estate taxes, utilities, tenant’s insurance and other property related costs, and the maintenance of the McClatchy Property and its premises. Refer to http://investors.mcclatchy.com/phoenix.zhtml?c=87841&p=irol-sec for the financial statements of the tenant. The initial average annual rental income for the McClatchy Property is approximately $1,613,000 (the “Base Rent”). On each of the fifth (5th) and tenth (10th) anniversaries of the commencement date of the Lease, the Base Rent will be increased by ten percent (10%) above the then current Base Rent.

On April 9, 2018, the Company borrowed an additional $1.0 million from Koala. $500,000 of the proceeds were used to fund ongoing operations and $500,000 of the proceeds were used to make an additional deposit on the then pending purchase of the McClatchy Property. After the $500,000 withdrawal to fund operations, there is $4.0 million remaining available for working capital purposes.

On April 18, 2018, the Company borrowed an additional $16.0 million from Koala to complete the purchase of the McClatchy Property, bringing the principal balance outstanding under the Amended Note to $23.0 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere herein.

Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended, regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding our transformation plan, our exit from the mobile marketing and advertising business and our entry into the real estate investment business, our plans to acquire additional real estate properties, including additional potentially higher valued properties, any statements regarding our ability to generate profits, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, statements regarding any pro forma financial information we present, the sufficiency of our capital resources to meet our cash needs, the exit from or disposition of certain of our businesses, and the potential costs associated therewith, and the anticipated growth and trends in our businesses. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

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

●
risks generally associated with the commercial real estate investment business, including the credit risk associated with our tenants and their ability to pay rent and to satisfy their other lease obligations;

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

●
our leadership transitions.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, projections and pro forma financial information, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above, as well as the risks and uncertainties discussed in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

References in this Quarterly Report on Form 10-Q to “Voltari,” “the Company,” “we,” “us” and “our” are to Voltari Corporation and its subsidiaries.

 Business Overview

In August 2015, we committed to and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. We lease our properties and intend to continue to lease such properties pursuant to so-called “double net” or “triple net” leases. In order to continue to grow our real estate portfolio in a manner designed to, over time, help us generate profits, we may pursue higher valued properties such as the McClatchy Property. We anticipate that any such higher valued properties would likely generate relatively higher rental income, and would likely involve higher acquisition costs and may involve higher costs of maintenance. There can be no assurance that we will be successful in acquiring additional real estate properties, including any such higher valued properties, on commercially reasonable terms, if at all Following the completion of the McClatchy Property acquisition, we anticipate that our current monthly rental income will increase to approximately $164,000. See Note 9 - Subsequent Events, for more information.

Any future acquisitions are intended to be initially financed through borrowings available under our Amended Note (as defined herein) with Koala Holding LP (“Koala”).

Real Property Acquisitions— On September 17, 2015, we acquired a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant. The purchase price was approximately $3.63 million. As of March 31, 2018, the average annual rental income for the property over the remaining term of the original lease is approximately $203,000, exclusive of the amortization of the above market lease intangible.

On May 18, 2016, we acquired a real estate parcel in Flanders, New York. The property is subject to a double net lease with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”) of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. The landlord is responsible for certain maintenance and repair costs. The purchase price was approximately $2.82 million. As of March 31, 2018, the average annual rental income for the property over the remaining Original Term is approximately $164,000, exclusive of the amortization of the above market lease intangible.

Recent Developments — On April 23, 2018 we acquired a real estate property in Columbia, South Carolina. The property is subject to a triple net lease with The McClatchy Company. See Note 9 - Subsequent Events for more information.

Results of Operations

Our operations for the three months ended March 31, 2018 and 2017 consist of revenues and expenses related to commercial real estate operations which commenced in August 2015, as well as general and administrative costs. Operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff, as well as all legal and other professional fees, insurance and other costs.

Total revenue	Three Months Ended
	March 31,
	2018	2017	Change
	(Dollars in thousands)
Total revenue	$81	$81	$-

Revenue from operations for the three months ended March 31, 2018 and 2017 consists of rental income from properties acquired.

Operating expenses

	Three Months Ended
	March 31,
	2018	2017	Change
	(Dollars in thousands)
General and administrative, excluding depreciation	$418	$538	$(120)
Depreciation and amortization	44	44	--
Acquisition and transaction costs	36	$9	27
Total operating expenses	$498	$591	$(93)

General and administrative, excluding depreciation

For the three months ended March 31, 2018, general and administrative expense, excluding depreciation, declined by approximately $0.1 million from the three months ended March 31, 2017, due to:

●
$41 thousand increase in personnel costs;
●
$117 thousand decrease in accounting and legal professional fees; and
●
$44 thousand reduction in consulting fees, insurance, stock related listing fees and various other cost reductions.

Depreciation and amortization

Depreciation and amortization remained the same for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Acquisition and transaction costs

Acquisition and transaction related expenses for the three months March 31, 2018 relates to third party professional expenses associated with potential real estate investments. Expenses related to the McClatchy Property acquisition incurred during the three months ended March 31, 2018 totaling $0.2 million have been deferred and included in Other assets on the Balance Sheet as they will be capitalized as part of such acquisition. See Note 9 - Subsequent Events, for more information.

 Net loss

	Three Months Ended
	March 31,
	2018	2017	Change
	(Dollars in thousands)
Net Loss	$(468)	$(564)	$96

For the three months ended March 31, 2018, net loss was $0.5 million compared to net loss of $0.6 million for the three months ended March 31, 2017. This $0.1 million improvement in net loss is primarily due to the reduction in general and administrative expenses described above.

Liquidity and Capital Resources

General
Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of March 31, 2018 consist of cash and cash equivalents of approximately $0.1 million, and our ability to borrow on our Koala loan.

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

As of March 31, 2018, borrowings from this facility totaled $6.0 million due to borrowings in connection with our second real estate acquisition as well as for working capital requirements. On April 9, 2018, we borrowed an additional $1.0 million from Koala, of which $500,000 was used to fund ongoing operations and $500,000 was used to make an additional deposit on the then pending purchase of the McClatchy Property. After the $500,000 withdrawal to fund operations, there is $4.0 million remaining available for working capital purposes. On April 18, 2018, we borrowed an additional $16.0 million from Koala to complete the purchase of the McClatchy Property, bringing the principal balance outstanding under the Amended Note to $23.0 million.

We expect that the acquisition of future commercial real properties, the cost of operations and working capital requirements will be our principal need for liquidity in the future. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the commercial real estate industry and the success of our transformation plan. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using borrowings available under the Amended Note and our cash and cash equivalents on hand. We currently intend to leverage real properties that we may acquire, but cannot assure that we will be able to do so on commercially reasonable terms, if at all.

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

Our ability to obtain any additional financing depends upon many factors, including our then existing level of indebtedness (if any) and restrictions in any debt facilities to which we may be subject now or may establish in the future, historical business performance, financial projections, prospects and creditworthiness and external economic conditions and general liquidity in the credit and capital markets. Any financing (or subsequent refinancing) may be costly to obtain and require us to satisfy restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

Cash flows
As of March 31, 2018, and December 31, 2017, we had cash, restricted cash and cash equivalents of $0.2 million and $0.1 million, respectively. The increase reflects cash provided by financing activities of $0.5 million, offset by $0.4 million cash used in operating activities.

Net cash used in operating activities
The change in our operating assets and liabilities was driven by a decrease in prepaid expenses of $115 thousand, an increase in other assets of $429 thousand, and an increase in accounts payable and accrued expenses of $242 thousand, and a decrease in deferred rent expense of $3 thousand.

Net cash from investing activities
For the three months ended March 31, 2018, no net cash was used in investing activities.

Net cash from financing activities
For the three months ended March 31, 2018, cash in the amount of $0.5 million was provided by borrowings on the Amended Note.

Off-Balance Sheet Arrangements
As of March 31, 2018, and December 31, 2017, we do not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A in our Annual Report on Form 10-K, for the year ended December 31, 2017, which could materially affect our business, financial position and results of operations. There have been no material changes to the risk factors disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 5.    Other Information.

On May 8, 2018, the Board of Directors approved increases in the base salaries of our named executives officers, effective as of June 1, 2018. Mr. Goldmann's annual base salary was increased from $175,000 to $190,000. Mr. Kaouris's annual base salary was increased from $162,500 to $172,500.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

10.1
Purchase and Sale Agreement, dated as of January 19, 2018, by and between The State Media Company and Voltari Real Estate Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed January 23, 2018, File No. 000-55419).

10.2
First Amendment to Purchase and Sale Agreement, dated as of February 26, 2018, by and between The State Media Company and Voltari Real Estate Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed March 2, 2018, File No. 000-55419).

10.3
Second Amendment to Purchase and Sale Agreement, dated as of March 29, 2018, by and between The State Media Company and Voltari Real Estate Holding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed April 4, 2018, File No. 000-55419).

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

VOLTARI CORPORATION

Date: May 14, 2018	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Principal Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Kaouris
Peter Kaouris
Chief Accounting Officer
(Principal Financial Officer)