Form 10-Q
period 2018-06-30
Voltari Corp
filed 2018-08-13
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

 As of August 7, 2018, there were 8,994,814 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2018	December 31, 2017

Assets
Real estate investments, net	$22,613	$5,995
Cash and cash equivalents	344	101
Restricted cash	489	91
Prepaid expenses and other current assets	297	435
Other assets	66	26
Total assets	$23,809	$6,648

Liabilities, redeemable preferred stock and stockholders’ deficit
Accounts payable and accrued expenses	$547	$641
Accrued compensation	12	6
Tenant security deposit payable	403	-
Deferred rent income	17	17
Revolving note	23,000	5,500
Interest payable	566	331
Deferred rent expense	8	15
Accrued preferred stock dividends	2,066	1,816
Other liabilities	27	112
Total liabilities	26,646	8,438

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; 1,200,000 shares authorized, and 1,170,327 shares issued and outstanding at June 30, 2018 and December 31, 2017. Redemption value: $61,269 and $57,227 at June 30, 2018 and December 31, 2017, respectively.	$59,202	$55,411

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at June 30, 2018 and December 31, 2017, 8,994,814 shares issued and outstanding at June 30, 2018 and December 31, 2017.	9	9
Additional paid-in capital	543,638	547,680
Accumulated deficit	(605,766)	(604,951)
Accumulated other comprehensive income	80	61
Total stockholders’ deficit	(62,039)	(57,201)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$23,809	$6,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$418	$80	$499	$161

Operating expenses
General and administrative, excluding depreciation	413	406	831	944
Depreciation and amortization	245	45	289	89
Acquisition and transaction related	1	1	37	10
Total operating expenses	659	452	1,157	1,043
Operating loss	(241)	(372)	(658)	(882)
Other income (expenses)
Other income – net of expenses	78	89	78	89
Interest expense & Revolving note fees	(184)	(45)	(235)	(99)
Net loss	$(347)	$(328)	$(815)	$(892)
Accretion of redeemable preferred stock	-	(244)	-	(479)
Series J redeemable preferred stock dividends	(2,066)	(1,684)	(4,042)	(3,298)
Net loss attributable to common stockholders	$(2,413)	$(2,256)	$(4,857)	$(4,669)

Net loss per share attributable to common stockholders	$(0.27)	$(0.25)	$(0.54)	$(0.52)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814	8,994,814	8,994,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(347)	$(328)	$(815)	$(892)
Other comprehensive income (loss):
Foreign currency translation adjustment	14	(1)	19	(4)
Comprehensive loss	$(333)	$(329)	$(796)	$(896)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2017	8,994,814	$9	$547,680	$(604,951)	$61	$(57,201)
Net loss	—	—	—	(815)	—	(815)
Other comprehensive income	—	—	—	—	19	19
Redeemable preferred stock dividends	—	—	(4,042)	—	—	(4,042)
Balance as of June 30, 2018	8,994,814	$9	$543,638	$(605,766)	$80	$(62,039)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(815)	$(892)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	289	89
Straight line rental income	(40)	(8)
Amortization of above and below market lease intangibles	20	21
Non-cash interest expense	235	98
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	138	132
Accounts payable, accrued expenses and other liabilities	(188)	(80)
Tenant security deposit payable	403	-
Other assets	-	(143)
Deferred rent expense	(7)	(4)
Net cash provided by (used in) operating activities	35	(787)

Cash flows from investing activities:
Purchases of real estate	(16,894)	-
Net cash used in investing activities	(16,894)	-

Cash flows from financing activities:
Proceeds from debt facilities	17,500	500
Net cash provided by financing activities	17,500	500
Net increase (decrease) in cash, restricted cash and cash equivalents	641	(287)
Cash, restricted cash and cash equivalents, beginning of period	192	504
Cash, restricted cash and cash equivalents, end of period	$833	$217

Supplemental disclosure of non-cash financing activities:
Series J redeemable preferred stock dividend paid-in-kind	$3,791	$3,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Description and Basis of Presentation

Business Description

Voltari Corporation (“Voltari” or the “Company”) is in the business of acquiring, financing and leasing commercial real properties through its wholly owned subsidiary, Voltari Real Estate Holding LLC (“Voltari Holding”). The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. The majority of the costs related to the transformation plan had been incurred as of the end of 2017. Additional amounts to be incurred subsequent to the year ended December 31, 2017, if any, cannot be reasonably estimated. As of June 30, 2018, we owned three commercial real properties. All of our revenue is derived from the rental income we receive under the three leases associated with these three properties. We have been funding our operations with borrowings under our Amended Note (as defined herein) as described in Note 4 - Liquidity and Capital Resources.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or for any other period. Certain amounts from prior periods have been reclassified to conform with the presentation in the current period.

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

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation. As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which requires restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. As a result of the adoption, Other assets were reduced by $91 thousand and Restricted cash was increased for the same amount as of June 30, 2017.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company's restricted cash consists of a security deposit for our office operating lease for our former headquarters, our credit card and the security deposit held on behalf of a tenant.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sums to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Dollars in Thousands
	As of June 30,
	2018	2017
Cash and cash equivalents	$344	$126
Restricted cash	489	91
Total cash, cash equivalents, and restricted cash	$833	$217

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". The guidance in this ASU supersedes nearly all existing revenue recognition guidance under U.S. GAAP and creates a single, principle-based revenue recognition framework that is codified in a new FASB ASC Topic 606. The core principle of this guidance is for the recognition of revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted this standard effective January 1, 2018. Currently, all revenues are derived from lease contracts which are not within the scope of this guidance.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash". The guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. We adopted this standard effective January 1, 2018 and have adjusted our cash flows to reflect the new guidance.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance changes the definition of a business to exclude acquisitions where substantially all the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our real estate acquisitions will be considered asset acquisitions. The new guidance will be applied prospectively to any transactions occurring in the period of adoption. We adopted this standard effective January 1, 2018. Under the new standard, transaction costs will be capitalized under asset acquisitions and expensed for business combinations and transactions that will be considered asset acquisitions will not be afforded the one-year measurement period to complete any valuation studies and resulting purchase price allocation. For our purchase of the McClatchy property we capitalized $271 thousand of such transaction costs.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to, conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases by requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective as of January 1, 2019, and we are currently assessing the impact of this standard on our condensed consolidated financial statements.

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

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force) and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

3. Real Estate Investments

On April 23, 2018, we, through our wholly owned subsidiary, Voltari Real Estate Holding LLC ("Voltari Holdings"), completed the acquisition of a real estate parcel in Columbia, South Carolina. Pursuant to a Purchase and Sale Agreement, between Voltari Holdings and the State Media Company, (the "Seller"), dated January 19, 2018, as amended, for a purchase price of approximately $16.89 million, inclusive of all costs. The purchase price was paid using cash on hand and borrowings under the Company’s revolving loan facility with Koala Holding LP ("Koala"), an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder.

The property (the "McClatchy Property") is subject to a triple net lease (the "lease") with the McClatchy Company ("McClatchy"), an affiliate of the seller. The Lease has an initial term of fifteen years, with three five-year extension options (collectively, the “Term”). During the Term, in addition to rent, McClatchy is responsible for the payment of all real estate taxes, utilities, tenant’s insurance and other property related costs, and the maintenance of the McClatchy Property and its premises. Refer to http://investors.mcclatchy.com/phoenix.zhtml?c=87841&p=irol-sec for the financial statements of the tenant. The initial average annual rental receipts for the McClatchy Property will be approximately $1,613,000 (the “Base Rent”). On each of the fifth (5th) and tenth (10th) anniversaries of the commencement date of the Lease, the Base Rent will be increased by ten percent (10%) above the then current Base Rent.

 Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

		As of
	Useful life	June 30, 2018	December 31, 2017
Real Estate Investments, at cost:
Land		$5,844	$2,345
Building, fixtures and improvements	10 - 43 yrs.	15,890	3,494
Total tangible assets		21,734	5,839
Acquired Intangibles - In-place leases	5 to 13 yrs.	1,639	607
Total cost of Real Estate Investments		23,373	6,446
Less: Accumulated depreciation and amortization		(760)	(451)
Total cost of Real Estate Investments, net		$22,613	$5,995

Depreciation expense for the six months ended June 30, 2018 and 2017 amounted to $247 thousand and $61 thousand respectively.

Intangible amortization expense for the six months ended June 30, 2018 and 2017 amounted to $62 thousand and $49 thousand respectively, of which a net of $20 thousand and $21 thousand, respectively, of favorable and unfavorable lease amortization was reflected as a reduction in revenue.

Included in the accumulated depreciation and amortization balance are amounts for in place leases and favorable leases, as of June 30, 2018 and December 31, 2017, amounting to $275 thousand and $213 thousand, respectively.

Expected in-place lease and favorable and unfavorable lease amortization for each of the next five (5) years, and thereafter, is as follows (dollars in thousands):

Years Ending December 31,
Balance of 2018	$85
2019	167
2020	125
2021	84
2022	84
Thereafter	819
Total	$1,364

The following table presents future minimum base rental receipts due to us over the next five (5) years (dollars in thousands):

Year Ending December 31,
Balance of 2018	$981
2019	1,961
2020	1,857
2021	1,773
2022	1,773
Thereafter	20,364
Total	$28,709

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Liquidity and Capital Resources

Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of June 30, 2018 consisted of cash and cash equivalents of $0.3 million, and our ability to borrow on our Amended Note (as defined below). As of June 30, 2018, there is $7.0 million remaining available under our Amended Note, of which we can borrow up to $4.0 million for working capital purposes.

5. Revolving Note

On August 7, 2015, we, as borrower, and Koala Holdings LP, as lender, an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder (“Koala”), entered into a $10 million revolving loan facility (the “Prior Note”) at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum, plus a fee of 0.25% per annum on undrawn amounts. The Company sought and received the Prior Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There were no limitations on the use of proceeds under the Prior Note. As collateral for the Prior Note, we pledged and granted to Koala a lien on our limited liability company interest in Voltari Holding.

On March 29, 2017, we as borrower, and Koala, as lender, entered into a revolving note (the “Amended Note”), which amended and restated the Prior Note. The Amended Note provides that the net proceeds thereunder in excess of $10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Pursuant to the Amended Note, Koala made available to the Company a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”). The Company may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion. Borrowings under the Amended Note will bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum, payable at maturity. The Amended Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date. If an event of default exists, the Amended Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 300 basis points, per annum, or 4.5%, per annum. Subject to the terms and conditions of the Amended Note, the Company may repay all or any portion of the amounts outstanding under the Amended Note at any time without premium or penalty. The amounts available under the Commitment or Increased Commitment, as the case may be, will increase and decrease in direct proportion to repayments and reborrowings under the Amended Note, respectively, from time to time. As collateral for the Amended Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Holding.

As of June 30, 2018, borrowings from this loan facility totaled $23.0 million. The outstanding balance, including accumulated interest of $0.6 million, totaled $23.6 million as of June 30, 2018.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Redeemable Preferred Stock

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and warrants to acquire 1,014,982 common shares in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third-party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at June 30, 2018, and December 31, 2017 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event was to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

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

Holders of the Series J preferred stock are entitled to an annual dividend of 14% (13% through December 31, 2017), which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $29.9 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

Our Series J preferred stock has a preference upon dissolution, liquidation or winding up of the Company in respect of assets available for distribution to stockholders. The liquidation preference of the Series J preferred stock is initially $25 per share. If the dividend on the Series J preferred stock is paid in-kind, which has been the case to date, the liquidation preference is adjusted and increased quarterly (i) until October 11, 2017, by an amount equal to 3.25% of the liquidation preference per share, as in effect at such time and (ii) thereafter, by an amount equal to 3.5% of the liquidation preference per share, as in effect at such time. The quarterly accretion will continue until the shares are redeemed, or until the Company’s affairs are liquidated, dissolved or wound-up.

As of June 30, 2018, our Series J preferred stock had an aggregate redemption value of approximately $61.3 million, including paid-in-kind dividends of $29.9 million and accrued dividends of $2.1 million. We recorded accretion associated with our Series J preferred stock of $0.0 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(2,413)	$(2,256)	$(4,857)	$(4,669)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814	8,994,814	8,994,814

Net loss per share attributable to common stockholders – basic and diluted	$(0.27)	$(0.25)	$(0.54)	$(0.52)

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

	June 30,
	2018	2017
Common stock issuable upon exercise of Warrants	-	1,014,958
Options to purchase common stock	-	-
Total securities excluded from net loss per share attributable to common stockholders	-	1,014,958

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

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended, regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding our transformation plan, our exit from the mobile marketing and advertising business and our entry into the real estate investment business, our plans to acquire additional real estate properties, including potentially higher valued properties, any statements regarding our ability to fund operating expenses from the cash flows generated by our rental income, any statements regarding our ability to generate profits, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, statements regarding any pro forma financial information we present, the sufficiency of our capital resources to meet our cash needs, the exit from or disposition of certain of our businesses, and the potential costs associated therewith, and the anticipated growth and trends in our businesses. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

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

●
our ability to continue to implement our transformation plan;

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

●
our leadership transitions.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, projections and pro forma financial information, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above, as well as the risks and uncertainties discussed in Item 1A - Risk Factors of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2017. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

References in this Quarterly Report on Form 10-Q to “Voltari,” “the Company,” “we,” “us” and “our” are to Voltari Corporation and its subsidiaries.

Business Overview

In August 2015, we committed to, and began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. We lease our properties and intend to continue to lease such properties pursuant to so-called “double net” or “triple net” leases. In order to continue to grow our real estate portfolio in a manner designed to, over time, help us generate profits, we may pursue higher valued properties such as the McClatchy Property (as defined herein). We anticipate that any such higher valued properties would likely generate relatively higher rental income and would likely involve higher acquisition costs and may involve higher costs of maintenance. There can be no assurance that we will be successful in acquiring additional real estate properties, including any such higher valued properties, on commercially reasonable terms, if at all. As a result of the completion of the McClatchy Property acquisition (as described below), our current monthly rental income has increased to approximately $164,000.

Any future acquisitions are intended to be initially financed through borrowings available under our Amended Note (as defined herein) with Koala Holding LP (“Koala”).

Real Property Acquisitions— On September 17, 2015, we acquired a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant. The purchase price was approximately $3.63 million. As of June 30, 2018, the average annual rental income for the property over the remaining term of the original lease is approximately $203,000, exclusive of the amortization of the above market lease intangible.

On May 18, 2016, we acquired a real estate parcel in Flanders, New York. The property is subject to a double net lease with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”) of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. The landlord is responsible for certain maintenance and repair costs. The purchase price was approximately $2.82 million. As of June 30, 2018, the average annual rental income for the property over the remaining Original Term is approximately $165,000, exclusive of the amortization of the above market lease intangible.

On April 23, 2018, we acquired a real estate parcel in Columbia, South Carolina. The property (the "McClatchy Property") is subject to a triple net lease (the “Lease”) with The McClatchy Company (“McClatchy”), the original term (the “Original Term”) of which is for fifteen years and expires in April 2033 (with three, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, McClatchy is responsible for the payment of basic rent, as well as the payment of real estate taxes, utilities, tenant’s insurance and other property related costs. The purchase price was approximately $16.89 million inclusive of all costs. Refer to http://investors.mcclatchy.com/phoenix.zhtml?c=87841&p=irol-sec for the financial statements of the tenant. On each of the fifth (5th) and tenth (10th) anniversaries of the commencement date of the Lease, the Base Rent will be increased by ten percent (10%) above the then current base rent. As of June 30, 2018, the average annual rental income for the McClatchy property over the remaining Original Term is approximately $1,782,000, exclusive of the amortization of the above market lease intangible.

Results of Operations

Our continuing operations for the three and six months ended June 30, 2018 and 2017 consist of revenues and expense related to commercial real estate operations, as well as general and administrative costs. Continuing operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff, as well as all legal and other professional fees, insurance and other costs not directly attributable to the mobile marketing and advertising business or our other discontinued operations.

Total revenue

Revenue from continuing operations for the three and six months ended June 30, 2018 and 2017 consists of rental income from properties acquired;

	(Dollars in thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	$ Change	2018	2017	$ Change
Total revenue	$418	$80	$338	$499	$161	$338

●
For the three and six months ended June 30, 2018, the revenue increase resulted from the acquisition of the McClatchy Property.

Operating expenses

	(Dollars in thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	$ Change	2018	2017	$ Change

General and administrative, excluding depreciation	$413	$406	$7	$831	$944	$(113)
Depreciation and amortization	245	45	200	289	89	200
Acquisition and transaction related	1	1	-	37	10	27
Total operating expenses	$659	$452	$207	$1,157	$1,043	$114

General and administrative, excluding depreciation

For the three months ended June 30, 2018, general and administrative expense, excluding depreciation, remained approximately the same as for the three months ended June 30, 2017.

For the six months ended June 30, 2018, general and administrative expense, excluding depreciation, declined by approximately $0.1 million from the six months ended June 30, 2017, due to:

●
$0.1 million decrease in legal fees resulting from higher costs to execute our transformation plan in 2017.

Other Income and expenses

For the three and six months ended June 30, 2018 and June 30, 2017, other income and expenses remained approximately the same.

Depreciation and amortization

Depreciation and amortization expense for each of the three and six months ended June 30, 2018 increased by $0.2 million, compared to the same periods in 2017, related to the acquisition of the McClatchy Property.

Interest expense and revolving note fees

For the three months ended June 30, 2018, Interest expense and revolving note fees increased $0.1 million, as a result of increased borrowings, as compared to the three months ended June 30, 2017.

For the six months ended June 30, 2018, Interest expense and revolving note fees increased $0.1 million, as a result of increased borrowings, as compared to the six months ended June 30, 2017.

Net loss

	(Dollars in thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	$ Change	2018	2017	$ Change
Net Loss	$(347)	$(328)	$(19)	$(815)	$(892)	$77

For the three months ended June 30, 2018, net loss was $0.3 million, compared to a net loss of $0.3 million, for the three months ended June 30, 2017. The $0.0 million change resulted from:

●
$0.3 million increase in rental income offset by;
●
$0.2 million decrease in depreciation and amortization;
●
$0.1 million increase in interest expense.

For the six months ended June 30, 2018, net loss was $0.8 million, compared to net loss of $.0.9 million for the six months ended June 30, 2017. The $0.1 million improvement in net loss is primarily due to:

●
$0.3 million increase in rental income;
●
$0.1 million decrease in general and administrative expenses, offset by;
●
$0.2 million increase in depreciation and amortization;
●
$0.1 million increase in interest expense.

Liquidity and Capital Resources

General

Our principal needs for liquidity since we began executing our transformation plan in August 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of June 30, 2018 consist of cash and cash equivalents of approximately $0.3 million, and our ability to borrow on our Koala loan. Subsequent to our latest property purchase we expect that our cash flows generated by our rental income should be sufficient to fund our currently anticipated level of operating expenses.

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

On March 29, 2017, we as borrower, and Koala, as lender, entered into a revolving note (the “Amended Note”), which amended and restated the Prior Note. The Amended Note provides that the net proceeds thereunder in excess of $10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Pursuant to the Amended Note, Koala made available to the Company a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”). The Company may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion. Borrowings under the Amended Note will bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum payable at maturity. The Amended Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date. If an event of default exists, the Amended Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 300 basis points, per annum, or 4.5%, per annum.

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

As of June 30, 2018, borrowings from this facility totaled $23.0 million due to borrowings in connection with our real estate acquisitions as well as for working capital requirements. After our $500,000 withdrawal to fund operations in the second quarter, there is $4.0 million remaining available for working capital purposes.

We expect that the acquisition of future commercial real properties, the cost of operations and working capital requirements will be our principal need for liquidity in the future. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the commercial real estate industry and the success of our transformation plan. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using our cash and cash equivalents on hand, together with cash flows generated by our rental income. We also have borrowings available under the Amended Note. We currently intend to leverage real properties that we may acquire, but cannot assure that we will be able to do so on commercially reasonable terms, if at all.

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

Cash flows

As of June 30, 2018, and December 31, 2017, we had cash, restricted cash and cash equivalents of $0.8 million and $0.2 million, respectively. The $0.6 increase reflects:

●
$17.5 million in additional borrowings on the Amend Note offset by;
●
$16.9 million used for the purchase of real estate;

Net cash used in operating activities

The change in our operating assets and liabilities was driven by a decrease in prepaid expenses of $138 thousand, a decrease in accounts payable, accrued expenses other liabilities of $188 thousand, offset by an increase in security deposits of $403 as a result of the McClatchy lease, and a decrease in deferred rent expense of $7 thousand.

Net cash from investing activities

For the six months ended June 30, 2018, approximately $16.9 million cash was used in investing activities to acquire our additional real estate.

Net cash from financing activities

For the six months ended June 30, 2018, cash in the amount of $17.5 million was provided by borrowings on our Amended Note.

Off-Balance Sheet Arrangements

As of June 30, 2018, and December 31, 2017, we do not have any off-balance sheet arrangements.

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

Item 5. Other Information

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

VOLTARI CORPORATION

Date: August 13, 2018	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Principal Executive Officer (Principal Executive officer)

Date: August 13, 2018	By:	/s/ Peter Kaouris
Peter Kaouris
Chief Accounting Officer (Principal Financial officer)