Form 10-Q
period 2018-09-30
Voltari Corp
filed 2018-11-02
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

 As of October 31, 2018, there were 8,994,814 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2018	December 31, 2017

Assets
Real estate investments, net	$22,295	$5,995
Cash and cash equivalents	431	101
Restricted cash	489	91
Prepaid expenses and other current assets	238	435
Other assets	112	26
Total assets	$23,565	$6,648

Liabilities, redeemable preferred stock and stockholders’ deficit
Accounts payable and accrued expenses	$448	$641
Accrued compensation	13	6
Tenant security deposit payable	403	-
Deferred rent income	17	17
Revolving note	23,000	5,500
Interest payable	783	331
Deferred rent expense	4	15
Accrued preferred stock dividends	2,163	1,816
Other liabilities	-	112
Total liabilities	26,831	8,438

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; 1,200,000 shares authorized, and 1,170,327 shares issued and outstanding at September 30, 2018 and December 31, 2017. Redemption value: $63,432 and $57,227 at September 30, 2018 and December 31, 2017, respectively.	$61,269	$55,411

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at September 30, 2018 and December 31, 2017, 8,994,814 shares issued and outstanding at September 30, 2018 and December 31, 2017.	9	9
Additional paid-in capital	541,475	547,680
Accumulated deficit	(606,111)	(604,951)
Accumulated other comprehensive income	92	61
Total stockholders’ deficit	(64,535)	(57,201)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$23,565	$6,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$528	$81	$1,027	$242

Operating expenses
General and administrative	374	374	1,205	1,318
Depreciation and amortization	310	44	599	133
Acquisition and transaction related	-	19	37	30
Total operating expenses	684	437	1,841	1,481
Operating loss	(156)	(356)	(814)	(1,239)
Other income (expenses)
Other income – net of expenses	27	-	105	89
Interest expense & Revolving note fees	(216)	(44)	(451)	(142)
Net loss	$(345)	$(400)	$(1,160)	$(1,292)
Accretion of redeemable preferred stock	-	(255)	-	(734)
Series J redeemable preferred stock dividends	(2,163)	(1,758)	(6,205)	(5,057)
Net loss attributable to common stockholders	$(2,508)	$(2,413)	$(7,365)	$(7,083)

Net loss per share attributable to common stockholders	$(0.28)	$(0.27)	$(0.82)	$(0.79)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814	8,994,814	8,994,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss	$(345)	$(400)	$(1,160)	$(1,292)
Other comprehensive income:
Foreign currency translation adjustment	12	4	31	-
Comprehensive loss	$(333)	$(396)	$(1,129)	$(1,292)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2017	8,994,814	$9	$547,680	$(604,951)	$61	$(57,201)
Net loss	—	—	—	(1,160)	—	(1,160)
Other comprehensive income	—	—	—	—	31	31
Redeemable preferred stock dividends	—	—	(6,205)	—	—	(6,205)
Balance as of September 30, 2018	8,994,814	$9	$541,475	$(606,111)	$92	$(64,535)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,160)	$(1,292)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	599	133
Straight line rental income	(85)	(12)
Amortization of above and below market lease intangibles	28	32
Non-cash interest expense	451	142
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	197	205
Accounts payable, accrued expenses and other liabilities	(266)	(43)
Tenant security deposit payable	403	-
Deferred rent expense	(11)	(7)
Net cash provided by (used in) operating activities	156	(842)

Cash flows from investing activities:
Purchases of real estate	(16,928)	-
Net cash used in investing activities	(16,928)	-

Cash flows from financing activities:
Proceeds from debt facilities	17,500	1,000
Net cash provided by financing activities	17,500	1,000
Net increase in cash, restricted cash and cash equivalents	728	158
Cash, restricted cash and cash equivalents, beginning of period	192	414
Cash, restricted cash and cash equivalents, end of period	$920	$572

Supplemental disclosure of non-cash financing activities:
Series J redeemable preferred stock dividend paid-in-kind	$5,858	$4,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

 1. Business Description and Basis of Presentation

Business Description

Voltari Corporation (“Voltari” or the “Company”) is in the business of acquiring, financing and leasing commercial real properties through its wholly owned subsidiary, Voltari Real Estate Holding LLC (“Voltari Holding”). The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business. The majority of the costs related to the transformation plan had been incurred as of December 31, 2017. Additional amounts to be incurred, if any, cannot be reasonably estimated. As of September 30, 2018, we owned three commercial real properties. All of our revenue is derived from the rental income we receive under the three leases associated with these three properties. We have been funding our operations with borrowings under our Amended Note (as defined herein) as described in Note 4 - Liquidity and Capital Resources.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or for any other period. Certain amounts from prior periods have been reclassified to conform with the presentation in the current period.

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

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation. As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which requires restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Flows. As a result of the adoption, Other assets were reduced by $91 thousand and Restricted cash was increased for the same amount as of September 30, 2017.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company's restricted cash consists of a security deposit for our office operating lease for our former headquarters and the security deposit held on behalf of a tenant.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sums to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Dollars in Thousands
	As of September 30,
	2018	2017
Cash and cash equivalents	$431	$101
Restricted cash	489	91
Total cash, cash equivalents, and restricted cash	$920	$192

Significant Accounting Policies - Real Estate Investments

As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the following significant accounting policies. Management believes there have been no other material changes to our significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except for the standards adopted this fiscal year.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance changes the definition of a business to exclude acquisitions where substantially all the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our real estate acquisitions will be considered asset acquisitions. The new guidance will be applied prospectively to any transactions occurring in the period of adoption. We adopted this standard effective January 1, 2018. Under the new standard, transaction costs directly related to the acquisition will be capitalized under asset acquisitions and expensed for business combinations and transactions that will be considered asset acquisitions will not be afforded the one-year measurement period to complete any valuation studies and resulting purchase price allocation. For our purchase of the McClatchy property we capitalized $271 thousand of such transaction costs.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Real Estate Investments

On April 23, 2018, we, through our wholly owned subsidiary, Voltari Real Estate Holding LLC ("Voltari Holdings"), completed the acquisition of a real estate parcel in Columbia, South Carolina pursuant to a Purchase and Sale Agreement, between Voltari Holdings and the State Media Company, (the "Seller"), dated January 19, 2018, as amended, for a purchase price of approximately $16.89 million, inclusive of all capitalized costs in amount equal to approximately $0.29 million. The purchase price was paid using cash on hand and borrowings under the Company’s revolving loan facility with Koala Holding LP ("Koala"), an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder.

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

Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

		As of
	Useful life	September 30, 2018	December 31, 2017
Real Estate Investments, at cost:
Land		$5,841	$2,345
Building, fixtures and improvements	10 - 43 yrs.	15,891	3,494
Total tangible assets		21,732	5,839
Acquired Intangibles - In-place leases	5 to 13 yrs.	1,642	607
Total cost of Real Estate Investments		23,374	6,446
Less: Accumulated depreciation and amortization		(1,079)	(451)
Total cost of Real Estate Investments, net		$22,295	$5,995

Depreciation expense for the nine months ended September 30, 2018 and 2017 amounted to $523 thousand and $91 thousand respectively.

Intangible amortization expense for the nine months ended September 30, 2018 and 2017 amounted to $104 thousand and $74 thousand respectively, of which a net of $28 thousand and $32 thousand, respectively, of favorable and unfavorable lease amortization was reflected as a reduction in revenue.

Included in the accumulated depreciation and amortization balance is accumulated amortization for in place leases and favorable leases, as of September 30, 2018 and December 31, 2017, amounting to $317 thousand and $213 thousand, respectively.

Expected in-place lease and favorable and unfavorable lease amortization for each of the next five (5) years, and thereafter, is as follows (dollars in thousands):

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Years Ending December 31,
Balance of 2018	$43
2019	168
2020	126
2021	85
2022	85
Thereafter	818
Total	$1,325

The following table presents future minimum base rental receipts due to us over the next five (5) years (dollars in thousands):

Year Ending December 31,
Balance of 2018	$490
2019	1,961
2020	1,852
2021	1,773
2022	1,773
Thereafter	20,364
Total	$28,213

 4. Liquidity and Capital Resources

Our principal needs for liquidity since we began executing our transformation plan in August 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of September 30, 2018 consisted of cash and cash equivalents of $0.4 million, and our ability to borrow on our Amended Note (as defined below). As of September 30, 2018, there is $7.0 million remaining available under our Amended Note, of which we can borrow up to $4.0 million for working capital purposes.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of September 30, 2018, borrowings from this loan facility totaled $23.0 million. The outstanding balance, including accumulated interest of $0.8 million, totaled $23.8 million as of September 30, 2018.

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

 6. Redeemable Preferred Stock

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and warrants to acquire 1,014,982 common shares in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third-party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at September 30, 2018, and December 31, 2017 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event was to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Holders of the Series J preferred stock are entitled to an annual dividend of 14% (13% through December 31, 2017), which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $32.0 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the Condensed Consolidated Statements of Operations.

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

As of September 30, 2018, our Series J preferred stock had an aggregate redemption value of approximately $63.4 million, including paid-in-kind dividends of $32.0 million and accrued dividends of $2.2 million. We recorded accretion associated with our Series J preferred stock of $0.0 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

 7. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(2,508)	$(2,413)	$(7,365)	$(7,083)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814	8,994,814	8,994,814

Net loss per share attributable to common stockholders – basic and diluted	$(0.28)	$(0.27)	$(0.82)	$(0.79)

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

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended, regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding our transformation plan, our exit from the mobile marketing and advertising business and our entry into the real estate investment business, our plans to acquire additional real estate properties, including potentially higher valued properties, any statements regarding our ability to fund operating expenses from the cash flows generated by our rental receipts, any statements regarding our ability to generate profits, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, statements regarding any pro forma financial information we present, the sufficiency of our capital resources to meet our cash needs, the exit from or disposition of certain of our businesses, and the potential costs associated therewith, and the anticipated growth and trends in our businesses. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

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

Real Property Acquisitions— On September 17, 2015, we acquired a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant. The purchase price was approximately $3.63 million. As of September 30, 2018, the average annual rental income for the property over the remaining term of the original lease is approximately $203,000, exclusive of the amortization of the above market lease intangible.

On May 18, 2016, we acquired a real estate parcel in Flanders, New York. The property is subject to a double net lease with 7-Eleven, Inc. (“7-Eleven”), the original term (the “Original Term”) of which expires in December 2029 (with four, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. The landlord is responsible for certain maintenance and repair costs. The purchase price was approximately $2.82 million. As of September 30, 2018, the average annual rental income for the property over the remaining Original Term is approximately $165,000, exclusive of the amortization of the above market lease intangible.

On April 23, 2018, we acquired a real estate parcel in Columbia, South Carolina. The property (the "McClatchy Property") is subject to a triple net lease (the “Lease”) with The McClatchy Company (“McClatchy”), the original term (the “Original Term”) of which is for fifteen years and expires in April 2033 (with three, five-year renewal options (the “Renewal Term,” and together with the Original Term, the “Term”)). During the Term, McClatchy is responsible for the payment of basic rent, as well as the payment of real estate taxes, utilities, tenant’s insurance and other property related costs. The purchase price was approximately $16.89 million inclusive of all costs. Refer to http://investors.mcclatchy.com/phoenix.zhtml?c=87841&p=irol-sec for the financial statements of the tenant. On each of the fifth (5th) and tenth (10th) anniversaries of the commencement date of the Lease, the Base Rent will be increased by ten percent (10%) above the then current base rent. As of September 30, 2018, the average annual rental income for the McClatchy property over the remaining Original Term is approximately $1,784,000, exclusive of the amortization of the above market lease intangible.

Results of Operations

Our operations for the three and nine months ended September 30, 2018 and 2017 consist of revenues and expense related to commercial real estate operations, as well as general and administrative costs. Operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff, as well as all legal and other professional fees, insurance and other costs not directly attributable to the mobile marketing and advertising business or our other discontinued operations.

Total revenue

Revenue for the three and nine months ended September 30, 2018 and 2017 consists of rental income from properties acquired;

	(Dollars in thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	$ Change	2018	2017	$ Change
Total revenue	$528	$81	$447	$1,027	$242	$785

● For the three and nine months ended September 30, 2018, the revenue increase resulted from the acquisition of the McClatchy Property.

Operating expenses

	(Dollars in thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	$ Change	2018	2017	$ Change
General and administrative	$374	$374	$-	$1,205	$1,318	$(113)
Depreciation and amortization	310	44	266	599	133	466
Acquisition and transaction related	-	19	(19)	37	30	7
Total operating expenses	$684	$437	$247	$1,841	$1,481	$360

General and administrative

For the three months ended September 30, 2018, general and administrative expense remained approximately the same as for the three months ended September 30, 2017.

For the nine months ended September 30, 2018, general and administrative expense declined by approximately $0.1 million from the nine months ended September 30, 2017, due to $0.1 million decrease in legal fees resulting from higher costs to execute our transformation plan in 2017.

Depreciation and amortization

Depreciation and amortization expense for the three and nine months ended September 30, 2018 increased by $0.3 million and $0.5 million, compared to the same periods in 2017, related to the acquisition of the McClatchy Property.

Other Income and (expenses)

For the three and nine months ended September 30, 2018 and September 30, 2017, other income and expenses increased by less than $0.1 million.

Interest expense and revolving note fees

For the three months ended September 30, 2018, Interest expense and revolving note fees increased $0.2 million, as a result of increased borrowings, as compared to the three months ended September 30, 2017.

For the nine months ended September 30, 2018, Interest expense and revolving note fees increased $0.3 million, as a result of increased borrowings, as compared to the nine months ended September 30, 2017.

Net loss

	(Dollars in thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	$ Change	2018	2017	$ Change
Net Loss	$(345)	$(400)	$55	$(1,160)	$(1,292)	$132

For the three months ended September 30, 2018, net loss was $0.3 million, compared to a net loss of $0.4 million, for the three months ended September 30, 2017. The $0.1 million improvement resulted from:

● $0.5 million increase in rental income, partially offset by;

● $0.3 million increase in depreciation and amortization;

● $0.1 million increase in interest expense.

For the nine months ended September 30, 2018, net loss was $1.2 million, compared to net loss of $1.3 million for the nine months ended September 30, 2017. The $0.1 million improvement in net loss is primarily due to:

● $0.8 million increase in rental income;

● $0.1 million decrease in general and administrative expenses, partially offset by;

● $0.5 million increase in depreciation and amortization;

● $0.3 million increase in interest expense.

Liquidity and Capital Resources

General

Our principal needs for liquidity since we began executing our transformation plan in August 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of September 30, 2018 consist of cash and cash equivalents of approximately $0.4 million, and our ability to borrow on our Koala loan. Subsequent to our latest property purchase we expect that our cash flows generated by our rental income should be sufficient to fund our currently anticipated level of operating expenses.

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

As of September 30, 2018, borrowings from this facility totaled $23.0 million due to borrowings in connection with our real estate acquisitions as well as for working capital requirements. After our $500,000 withdrawal to fund operations in the second quarter of 2018, there is $4.0 million remaining available for working capital purposes.

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

Our liquidity may be adversely affected if, and to the extent that, our remaining Series J preferred stock becomes redeemable. The Company believes that, if a redemption event were to occur, limited, if any, funds would be available for such redemption under the terms of the Series J preferred stock and applicable Delaware law.  As a result, in the event that a redemption event was to occur, the Company currently expects that it would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

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

Cash flows

As of September 30, 2018, and December 31, 2017, we had cash, restricted cash and cash equivalents of $0.9 million and $0.2 million, respectively. The $0.7 increase reflects:

●	$0.1 million increase in cash provided by operating activities;
●	$17.5 million in increased borrowings, partially offset by;
●	$16.9 million used for the purchase of real estate.

Net cash used in operating activities

The change in our operating assets and liabilities was driven by a decrease in prepaid expenses of $197 thousand, a decrease in accounts payable, accrued expenses other liabilities of $266 thousand, an increase in security deposits of $403 as a result of the McClatchy lease, and a decrease in deferred rent expense of $11 thousand.

 Net cash from investing activities

For the nine months ended September 30, 2018, approximately $16.9 million cash was used in investing activities to acquire our additional real estate.

Net cash from financing activities

For the nine months ended September 30, 2018, cash in the amount of $17.5 million was provided by borrowings on our Amended Note.

Off-Balance Sheet Arrangements

As of September 30, 2018, and December 31, 2017, we do not have any off-balance sheet arrangements.

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

VOLTARI CORPORATION

Date: November 2, 2018	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Principal Executive Officer (Principal Executive officer)

Date: November 2, 2018	By:	/s/ Peter Kaouris
Peter Kaouris
Chief Accounting Officer (Principal Financial officer)