Form 10-K
period 2018-12-31
Voltari Corp
filed 2019-03-08
CIK 1568319

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________
Commission file number: 000-55419

Voltari Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0933943
(State or Other Jurisdiction of Incorporation or Organization)1	(IRS Employer Identification No.)

767 Fifth Avenue, Suite 4700
New York, NY 10153
(212) 388-5500
(Address of Principal Executive Offices, including zip code)

(212) 388-5500
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles).     Yes  ⌧    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the OTCQB marketplace.) was approximately $4.2 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 29, 2018 have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of
March 5, 2019:

Title of Class	Number of Shares
Common Stock, $0.001 par value	8,994,814

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed within 120 days of the close of the fiscal year ended December 31, 2018 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended, regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding our transformation plan, our exit from the mobile marketing and advertising business and our entry into the real estate investment business, any statements regarding our ability to generate profits, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, statements regarding any pro forma financial information we present, the sufficiency of our capital resources to meet our cash needs, the exit from or disposition of certain of our businesses, and the potential costs associated therewith, statements regarding any anticipated growth or trends in our businesses, and any statements regarding the recent offer letter by High River and its affiliates. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

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

● risks relating to cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption;

● our ability to execute real estate acquisitions, including without limitation, consummating any purchase and sale transactions that we may enter into;

● risks generally associated with the commercial real estate investment business, including the credit risk associated with our tenants;

● our ability to meet the criteria required to remain quoted on the OTCQB marketplace;

● risks relating to the recent offer letter by High River and its affiliates;

● the ongoing benefits and risks related to our relationship with Mr. Carl C. Icahn, our principal beneficial stockholder and principal lender, through certain of his affiliates;

● the impact and costs and expenses of any litigation we may be subject to now or in the future and;

● risks relating to leadership transitions.

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

PART I

Item 1. Business

Business Overview

Voltari Corporation ("Voltari" the "Company" “we,” “our” or “us”), a Delaware corporation, is in the business of acquiring, financing and leasing commercial real properties. As of the date of this Annual Report on Form 10-K, we own three commercial real properties. One property is in Long Branch, New Jersey, which we lease to JPMorgan Chase Bank, N.A. (“Chase”) pursuant to a triple net lease. The second property is in Flanders, New York, which we lease to 7-Eleven Corporation ("7-Eleven") pursuant to a double net lease. The third property is in Columbia, South Carolina, which is leased to the McClatchy Company (“McClatchy”) pursuant to a triple net lease. All of our revenue is derived from the rental income we receive under these three leases. Future acquisitions are intended to be initially financed through borrowings available under our $30 million Amended Note (as defined herein) with Koala (as defined herein). The Company leases its properties and intends to lease any future properties pursuant to “double net” or “triple net” leases.

Voltari was originally incorporated under the name “Mobile Systems Corp.” on December 14, 2012 as a wholly owned subsidiary of Motricity, Inc. (“Motricity”), and changed its name to “Voltari Corporation” on January 16, 2013. On April 9, 2013, pursuant to an agreement and plan of reorganization by and among Motricity, Voltari and Voltari Merger Sub, Inc. and intending to protect the long-term value of Motricity’s net operating loss carryforwards ("NOLs"), Motricity became a wholly-owned subsidiary of Voltari (the “Reorganization”). For purposes of Rule 12g-3(a), we are the successor issuer to Motricity.

Recent Developments — On December 7, 2018, High River Limited Partnership (“High River”), an entity affiliated with Mr. Carl C. Icahn, our controlling stockholder, and its affiliates (collectively with High River, the “Icahn Affiliates”) beneficial owners of approximately 52.7% of our outstanding shares of common stock and approximately 98.0% of our outstanding shares of 13% Redeemable Series J Preferred Stock, made an offer to purchase the remaining shares of the Company’s common stock in a merger transaction for $0.58 per share in cash (the “Offer”). As previously disclosed in our Current Report on Form 8-K dated January 10, 2019, the Board subsequently formed a special committee of independent directors to consider the Offer. On February 19, 2019, the Icahn Affiliates increased their offer to $0.68 per share in cash, on February 25, 2019, they increased their offer to $0.80 per share in cash and on March 5, 2019, they further increased their offer to $0.86 per share in cash, each subject to the same conditions as set forth in the original offer letter.

There can be no assurance that an agreement with High River or any other party will be executed or that any transaction will be approved or consummated. The pendency of the Offer for an extended period of time, as well as the failure to consummate a transaction with High River or any other party, may have a negative impact on our ability to effectively execute our business plans. If a transaction is approved and consummated, we would no longer be a public company and common stockholders would no longer be able to participate in any of our future earnings or growth.

Transformation Plan—The Company had previously been engaged in the business of providing mobile marketing and advertising solutions to brands, marketers and advertising agencies. In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. The Company leases its properties and intends to lease any future properties pursuant to so-called “double net” or “triple net” leases. The Company has significantly reduced its workforce in connection with its transformation plan. The Board believes that, if successfully implemented, the Company can, over time, generate profits from the transformation plan.

Real Estate Investment

The Company is in the business of acquiring, financing and leasing commercial real properties. The Company leases its properties and intends to lease any future properties pursuant to so-called “double net” or “triple net” leases. Future acquisitions are intended to be initially financed through borrowings available under our $30 million Amended Note with Koala. See Note 5 - Liquidity and Capital Resources to our consolidated financial statements for more information.

As of the date of this Annual Report on Form 10-K, we have completed three real estate acquisitions. Until and unless we acquire additional properties, the rental payments associated with our three properties will represent the sole source of our revenues. The termination of the leases associated with these properties or our failure to maintain our leases on favorable terms could have a material adverse effect on our business and financial condition. See Part I, Item 1A - Risk Factors.

Properties

As of the date of this Annual Report on Form 10-K, we own three commercial real properties. All of our revenue is derived from the rental income we receive under the leases associated with these three properties.

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

The Flanders property is located at 721 Flanders Road, Flanders, New York (the "Flanders Property") and has a retail convenience store situated thereon. The original term of the lease expires in December 2029 (with four, five-year renewal options). Pursuant to the lease, 7-Eleven is responsible for the payment of basic rent as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant's insurance and other property related costs. Voltari Holding, as landlord is responsible for certain maintenance and repair costs. The average annual rental income for the property over the remaining term of the original lease is expected to be approximately $165,000, exclusive of the amortization of the above market lease intangible.

The McClatchy property is located at 1401 Shop Road, Columbia, South Carolina (the "McClatchy Property") and has an office and manufacturing facility situated thereon. The original term of the lease expires on April 30, 2033 (with three, five-year renewal options). Pursuant to the lease, McClatchy is responsible for the payment of basic rent as well as the payment of real estate taxes, utilities, tenant's insurance and other property related costs. The average annual rental income for the property over the remaining term of the original lease is expected to be approximately $1,787,000, exclusive of the amortization of the below market lease intangible.

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

Financing Arrangements

On August 7, 2015, we, as borrower, and Koala Holding LP (“Koala”), as lender, an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder, entered into a $10 million revolving loan facility (the “Prior Note") at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum, plus a fee of 0.25% per annum on undrawn amounts. The Company sought and received the Prior Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There were no limitations on the use of proceeds under the Prior Note. As collateral for the Prior Note, we pledged and granted to Koala a lien on our limited liability company interest in Voltari Holding.

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

The Amended Note provides that the net proceeds thereunder in excess of $10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. In connection with the negotiation of the structure and terms of the Amended Note, the Board, which at the time consisted entirely of independent directors, retained and received advice from its own legal counsel as well as an independent financial advisor. The Board received an opinion from its independent financial advisor that the financial terms of the Amended Note are fair, from a financial point of view, to the Company. The Board approved the terms and conditions of, and the Company’s entry into, the Amended Note.

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

As of December 31, 2018, borrowings under the Amended Note equaled $23.0 million. The outstanding balance, including interest of $1.0 million, totaled $24.0 million.

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

Intellectual property

We are the owner of trademarks registered with the United States Patent and Trademark office and internationally, including Voltari.

Employees

As of December 31, 2018, we had two full-time employees. Our employees are not represented by a labor union nor covered by a collective bargaining agreement.

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

Item 1A. Risk Factors

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

The market price for our common stock is highly volatile. For example, for the year ended December 31, 2018, the closing sales price of our common stock, which is quoted on the OTCQB marketplace under the symbol “VLTC” fluctuated from a low of $0.36 per share to a high of $1.48 per share. As of March 5, 2019, the closing sales price of our common stock was $0.86 per share.

Broad market and industry factors may adversely affect the market price of our common stock regardless of our actual operating performance, financial results or prospects. The stock market in general has in the past and may in the future experience extreme price and volume fluctuations that have often been unrelated or disproportionate to individual companies’ operating performance. The price of our common stock could fluctuate widely based on a variety of additional factors, including actual or anticipated changes in our financial condition and operating results; media speculation regarding the intentions of our controlling stockholder; actual or potential transactions in our securities by us or our security holders, including acquisitions or dispositions by our controlling stockholder, directors or officers; announcements by us of capital commitments or significant changes in our business strategy; and other factors affecting us and our industry, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations.

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

Other factors may adversely affect the market price, and intrinsic value, of our common stock, including features of our Series J preferred stock.   Our common stock is ranked junior to our Series J preferred stock with respect to cash dividends and amounts payable in the event of our dissolution, liquidation or winding up. This means that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Series J preferred stock for all accrued dividends, no cash dividends may be declared or paid on our common stock. As of December 31, 2018, holders of our Series J preferred stock were owed $36.4 million in dividends. Also, in the event of our voluntary or involuntary liquidation, dissolution or winding up, no distribution of our assets may be made to holders of our common stock until we have paid to our Series J preferred stockholders the liquidation preference relating to such preferred stock, including in each case any accrued and unpaid dividends. As of December 31, 2018, the total liquidation preference on the outstanding shares of our Series J preferred stock, including accrued and unpaid dividends as of such date, was $65.7 million. In the event of our voluntary or involuntary liquidation, dissolution or winding up, our asset value would inure to the benefit of holders of our Series J preferred stock, up to the value of the Series J preferred stock liquidation preference plus any accrued and unpaid dividends thereon, before holders of our common stock would realize any return from our asset value.

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

As of December 31, 2018, our Series J preferred stock had an aggregate redemption value of approximately $65.7 million, including paid in-kind dividends of $36.4 million and accrued dividends of $2.2 million. Dividends declared or accrued on the Series J preferred stock reduce the amount of net earnings, if any, that may be available to common stockholders.

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

We have been implementing a transformation plan pursuant to which, among other things, we have exited our mobile marketing and advertising business and have entered into the business of acquiring, leasing and financing commercial real properties. In connection with this transformation plan, on September 17, 2015 we acquired our first commercial real property, located in Long Branch, New Jersey and on May 18, 2016 we acquired our second commercial property, located in Flanders, New York, and on April 23, 2018 we acquired our third commercial property, located in Columbia, South Carolina. Our ability to generate revenues and become profitable will be dependent in large part on our ability to acquire, lease and finance additional commercial real properties. There can be no assurance that we will be able to do so or that we will ever achieve profitability.

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

For the years ended December 31, 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018, we had net losses of approximately $7.0 million, $195.4 million, $34.2 million, $10.3 million, $29.3 million, $6.6 million, $3.1 million, $1.9 million and $1.5 million, respectively. If we cannot become profitable, our financial condition will deteriorate further, and we may be unable to achieve our business objectives.

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

We have limited experience acquiring commercial real estate properties.

Our experience in acquiring, leasing and financing commercial real estate properties is limited. As a result, we may encounter unforeseen difficulties in our efforts to identify essential assets, assess the risk levels associated with such assets, negotiate favorable terms with property owners, negotiate favorable terms with lessees, and comply with applicable laws and regulations.

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

We intend to pursue acquisitions of additional properties to grow our business in connection with our transformation plan.  Further, in order to continue to grow our real estate portfolio in a manner designed to, over time, help us generate profits, we may pursue higher valued properties, such as the McClatchy Property. While we anticipate that acquisitions of any such higher valued properties would likely generate relatively higher rental income, such acquisitions would likely also involve higher acquisition costs and may involve higher costs of maintenance. There can be no assurance that we will be successful in acquiring additional real estate properties, including any such higher valued properties on commercially reasonable terms, if at all.

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

As of the date of this report, we have completed three real estate acquisitions in connection with the execution of our transformation plan. Until and unless we acquire additional properties, the rental payments by our existing lessees will represent the sole source of our revenues. The termination of any of our leases or our failure to maintain them on favorable terms could have a material adverse effect on our business and financial condition.

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

Leadership transitions could have a material adverse impact on our business, operating results or financial condition.

We have experienced leadership transitions in the past and any additional leadership transitions could have a material adverse impact on our business, operating results or financial condition. On May 11, 2015, Richard Sadowsky resigned from his position as our acting Chief Executive Officer and from all other positions he held, effective immediately. In addition, effective May 11, 2015, Aaron Epstein was appointed as our President. John Breeman, in addition to his role as our Chief Financial Officer, served as our acting principal executive officer and principal financial officer. During 2016, both John Breeman and Aaron Epstein departed from the Company. On September 24, 2015, each of Messrs. Andrew Roberto, James Nelson and Hunter Gary notified us of his resignation from our Board and each committee of the Board on which he served, effective September 25, 2015. On September 24, 2015, Peter Shea was appointed to the Board, effective September 25, 2015. Mr. Shea was also appointed to serve as Chairperson of the Board, Chairperson of the Compensation and Governance and Nominating Committees and as a member of our Audit Committee. On September 28, 2015, the Board appointed Kenneth Goldmann as Chief Administrative and Accounting Officer of the Company, effective as of October 5, 2015. On April 30, 2016, the Board appointed Andreea Paraschivoiu as the Chief Financial Officer of the Company. On November 14, 2016, Ms. Paraschivoiu resigned from her position as our Chief Financial Officer. On April 21, 2017, Sachin Latawa was appointed to the Board. On May 10, 2017, the Board appointed Peter Kaouris as Chief Accounting Officer and Kenneth Goldmann as Chief Financial Officer of the Company. On August 8, 2017, the Board changed Mr. Kenneth Goldmann's title to Principal Executive Officer of the Company. Mr. Kaouris also currently serves as our Principal Financial Officer.

The uncertainty inherent in leadership transitions can be difficult to manage, may cause concerns from third parties with whom we do business, and may increase the likelihood of turnover of other employees. In addition, our current management team lacks significant experience in the commercial real estate business, and we may need to hire personnel with relevant experience to help us execute our transformation plan. We cannot assure that we will be able to do so, and our failure to do so could materially harm our results of operations.

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

Our historical financial data included in this Annual Report on Form 10-K may not reflect what our business, financial position or results of operations will be in the future. The historical financial statements included in this Annual Report on Form 10-K are not necessarily indicative of how we will conduct our business as we continue our efforts to implement our transformation plan. Significant changes have and may continue to occur in our cost structure, financing and business operations as a result of our transformation plan.

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

Further, our Amended Note with Koala provides a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”), which provides that the net proceeds thereunder in excess of $10 million will be used by us for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Our outstanding balance at December 31, 2017 totaled $5.5 million. During the year ended December 31, 2018 we borrowed $16.75 million to fund the purchase of the McClatchy Property and $0.75 million to fund ongoing operating costs. As of December 31, 2018, borrowings under the Amended Note totaled $23.0 million, and there remains $4.0 million available for working capital purposes. The outstanding balance, including accumulated interest of $1.0 million, totaled $24.0 million as of December 31, 2018. We may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. However, Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion.  If we are unable to increase our availability under the Amended Note, or obtain other suitable financing, our ability to purchase other properties and execute our transformation plan could be materially adversely affected.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can manage our business and produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We are required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting. Our compliance with Section 404 has required and will continue to require that we incur additional expense and expend management time on compliance-related issues. We have significantly reduced staffing in connection with the execution of our transformation plan. As a result, our maintenance of sufficient controls will be dependent on a smaller group of individuals than in the past. We currently only have two full-time employees, which may adversely affect our ability to maintain proper internal controls.

If we fail to maintain proper controls, our business could be adversely affected, our ability to predict our cash needs and the market's confidence in our financial statements could decline, and the market price of our common stock could be adversely affected.

We may not be able to realize value from our NOLs.

As of December 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $496 million (net of $3 million of limitations) and state net operating loss carryforwards of $0.1 million to $202 million, which begin to expire at varying dates starting in 2019 for U.S. federal and state income tax purposes. If we had an “ownership change” as defined in section 382 of the Code, our NOLs generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Generally, an ownership change occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by 50 percentage points or more as compared to the lowest percentage of stock owned by such stockholders at any time during the preceding three-year period. Based upon a review of past changes in our ownership, we do not believe that we have experienced an ownership change (as defined under Section 382) that would result in any limitation on our future ability to use these NOLs. There can be no assurance however that the Internal Revenue Service or some other taxing authority will not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our NOLs to offset future taxable income.

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

The use of the NOLs is subject to uncertainty because it is dependent upon the amount of taxable income generated by us and our consolidated subsidiaries. Through December 31, 2018 we have not generated federal taxable income on an annual basis, and there can be no assurance that we will have sufficient taxable income in future years to use the NOLs before they begin expiring at varying dates starting in 2019 for U.S. federal and state income tax purposes.

Future legislation may impede our ability to realize the tax benefits of the NOLs.

It is possible that legislation or regulations will be adopted in the future that would further limit our ability to realize the tax benefits associated with the NOLs.

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

We are subject to cybersecurity risks and other cyber incidents that may disrupt and harm our business.

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems. In addition, we may collect, process and retain sensitive and confidential information in the normal course of business. Our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise materially and adversely affect our results of operations.

Terrorist attacks and other acts of violence or war may adversely impact the real estate industry generally and our business, financial condition and results of operations.

Terrorist attacks may negatively affect our operations. Such attacks in the past have caused uncertainty in the global financial markets and economic instability in the U.S. and elsewhere. Future acts of terrorism, violence, war, prolonged periods of civil unrest, the anticipation of any such events, and the consequences of any military or other responses could similarly affect global financial markets and trade. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, including the real estate capital markets, the economy, or our business. In addition, terrorist attacks or other hostilities may directly impact our real properties or our tenants, which could adversely impact our operations. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us, or at all.

Item 1B. Unresolved Staff Comments.

We are not required to provide the information required by Item 1B because we are a smaller reporting company. However, there are no unresolved staff comments.

Item 2. Properties.

As of December 31, 2018, our real estate portfolio consisted of three investments in real property. The first property is located at 160 Brighton Ave., Long Branch, NJ, subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant. The average annual rental income for the property over the remaining term of the original lease is expected to be approximately $203,000, exclusive of the amortization of the above market lease intangible.

The second property is located at 721 Flanders Road, Flanders, New York, subject to a double net lease with 7-Eleven, Inc. (“7-Eleven”), the original term of which expires in December 2029 (with four, five-year renewal options. During the term of this lease, 7-Eleven is responsible for the payment of base rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. Voltari Holding, as landlord following the consummation of the acquisition of the Flanders Property, is responsible for certain maintenance and repair costs. Average annual rental income for the property over the remaining Original Term of the lease is approximately $165,000, exclusive of the amortization of the above market lease intangible.

The third property is located at 1401 Shop Road in Columbia, South Carolina. The property (the "McClatchy Property") is subject to a triple net lease with The McClatchy Company (“McClatchy”), the original term of which is for fifteen years and expires in April 2033 (with three, five-year renewal options. During the Term, McClatchy is responsible for the payment of basic rent, as well as the payment of real estate taxes, utilities, tenant’s insurance and other property related costs. The purchase price was approximately $16.89 million inclusive of all costs. Refer to http://investors.mcclatchy.com/phoenix.zhtml?c=87841&p=irol-sec for the financial statements of the tenant. On each of the fifth (5th) and tenth (10th) anniversaries of the commencement date of the Lease, the base rent will be increased by ten percent (10%) above the then current base rent. The average annual rental income for the McClatchy property over the remaining original term is approximately $1,787,000, exclusive of the amortization of the below market lease intangible.

Our corporate headquarters is located at 767 Fifth Avenue, Suite 4700, New York, New York and comprises approximately 100 square feet of space leased on a month to month basis. As of November 30, 2018, our lease of the approximately 8,000 square feet in New York, New York where our headquarters was previously located terminated pursuant to its terms.

Item 3. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since December 23, 2016, our common stock has been quoted on the OTCQB marketplace under the symbol “VLTC.” Previously, our common stock traded on NASDAQ under the symbol “VLTC.”

The following table sets forth the high and low sales prices of our common stock per share, as reported by the OTCQB marketplace, as applicable, for each of the periods presented. The information reflects prices between dealers, and does not include retail markup, markdown, or commissions, and may not represent actual transactions. As of March 5, 2019, the closing sales price of our common stock was $0.86 per share.

	High	Low
Fiscal Year Ending December 31, 2018
Fourth Quarter	$0.55	$0.36
Third Quarter	$0.98	$0.42
Second Quarter	$1.38	$0.90
First Quarter	$1.48	$0.88
Fiscal Year Ending December 31, 2017
Fourth Quarter	$2.19	$0.37
Third Quarter	$0.90	$0.69
Second Quarter	$1.26	$0.72
First Quarter	$3.39	$1.00

Holders

Total shares of common stock outstanding as of March 5, 2019 were 8,994,814, and we had 179 stockholders of record. The number of stockholders of record does not reflect beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Unregistered Sales of Equity Securities

In the fiscal year ended December 31, 2018, we did not issue any unregistered securities.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any dividends on our common stock other than the distribution of subscription rights in our rights offerings that closed on October 11, 2012 and March 30, 2015. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future dividends will be at the discretion of our Board and will depend upon our operating results, strategic plans, capital requirements, financial condition, provisions of any of our borrowing arrangements, applicable law and other factors our board of directors considers relevant.

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

Business Overview

Transformation Plan - In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. We lease our properties and intend to lease any future properties pursuant to so-called “double net” or “triple net” leases. In order to continue to grow our real estate portfolio in a manner designed to, over time, help us generate profits, we may pursue higher valued properties, such as the McClatchy Property. We anticipate that any such higher valued properties would likely generate relatively higher rental income and would likely involve higher acquisition costs and may involve higher costs of maintenance. There can be no assurance that we will be successful in acquiring additional real estate properties, including any such higher valued properties, on commercially reasonable terms, if at all. As a result of the completion of the McClatchy Property acquisition (as described below), our current monthly rental income has increased to approximately $163,000.

Any future acquisitions are intended to be initially financed through borrowings available under our Amended Note with Koala.

Real Property Acquisitions—On September 17, 2015, we acquired a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020, (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant. The purchase price was approximately $3.63 million and average annual rental income for the property over the remaining term of the original lease is approximately $203,000, exclusive of the amortization of the above market lease intangible.

On May 18, 2016, we acquired a real estate parcel in Flanders, New York. The property is subject to a double net lease with 7-Eleven, Inc. (“7-Eleven”), the original term of which expires in December 2029 (with four, five-year renewal options. During the term of the lease, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. The landlord is responsible for certain maintenance and repair costs. The purchase price was approximately $2.82 million and the average annual rental income for the property over the remaining original term is approximately $165,000, exclusive of the amortization of the above market lease intangible.

On April 23, 2018, we acquired a real estate parcel in Columbia, South Carolina. The property (the "McClatchy Property") is subject to a triple net lease with The McClatchy Company (“McClatchy”), the original term of which is for fifteen years and expires in April 2033. During the term of the lease, McClatchy is responsible for the payment of basic rent, as well as the payment of real estate taxes, utilities, tenant’s insurance and other property related costs. The purchase price was approximately $16.89 million inclusive of all costs. Refer to http://investors.mcclatchy.com/phoenix.zhtml?c=87841&p=irol-sec for the financial statements of the tenant. On each of the fifth (5th) and tenth (10th) anniversaries of the commencement date of the lease, the base rent will be increased by ten percent (10%) above the then current base rent. The average annual rental income for the McClatchy property over the remaining original term is approximately $1,787,000, exclusive of the amortization of the below market lease intangible.

Recent Developments — On December 7, 2018, High River Limited Partnership (“High River”), an entity affiliated with Mr. Carl C. Icahn, our controlling stockholder, and its affiliates (collectively with High River, the “Icahn Affiliates”) beneficial owners of approximately 52.7% of our outstanding shares of common stock and approximately 98.0% of our outstanding shares of 13% Redeemable Series J Preferred Stock, made an offer to purchase the remaining shares of the Company’s common stock in a merger transaction for $0.58 per share in cash (the “Offer”). As previously disclosed in our Current Report on Form 8-K dated January 10, 2019, the Board subsequently formed a special committee of independent directors to consider the Offer. On February 19, 2019, the Icahn Affiliates increased their offer to $0.68 per share in cash, on February 25, 2019, they increased their offer to $0.80 per share in cash, and on March 5, 2019, they further increased their offer to $0.86 per share in cash, each subject to the same conditions as set forth in the original offer letter.

There can be no assurance that an agreement with High River or any other party will be executed or that any transaction will be approved or consummated. The pendency of the Offer for an extended period of time, as well as the failure to consummate a transaction with High River or any other party, may have a negative impact on our ability to effectively execute our business plans. If a transaction is approved and consummated, we would no longer be a public company and common stockholders would no longer be able to participate in any of our future earnings or growth.

Results of Operations

Total revenues

	Year Ended
	December 31,
	2018	2017	$ Change
	(Dollars in thousands)
Total revenues	$1,554	$322	$1,232

● For the year ended December 31, 2018, the revenue increase resulted from the acquisition of the McClatchy Property in April 2018.

Operating expenses

	Year ended
	December 31,
	2018	2017	$ Change
General and administrative	$1,598	1,843	(245)
Depreciation and amortization	909	178	731
Acquisition and transaction related	37	102	(65)
Total operating expenses	$2,544	$2,123	$421

General and administrative

For the year ended December 31, 2018, general and administrative expenses decreased $0.2 million compared to the year ended December 31, 2017, due to:

● $0.1 million decrease in professional fees,

● $0.1 million decrease in insurance costs resulting from lower fees

Depreciation and amortization

For the year ended December 31, 2018, depreciation and amortization increased by $0.7 million compared to the year ended December 31, 2017, as a result of depreciation and amortization related to the acquisition of the McClatchy property.

Acquisition and transaction related

For the year ended December 31, 2018, acquisition and transaction related costs declined by approximately $0.1 million. For the year ended December 31, 2017 acquisition costs included expenses related to potential acquisitions, including the McClatchy purchase.

Other income net of expense

	Year ended
	December 31,
	2018	2017	$ Change
	(Dollars in thousands)
Other income net of expense	$133	$89	$44

Other income net of expense for the year ended December 31, 2018, represents various miscellaneous items and has remained similar to the amount for the year ended December 31, 2017.

Interest expense and revolving note fees

	Year ended
	December 31,
	2018	2017	$ Change
	(Dollars in thousands)
Interest expense and Revolving Note fees	$(667)	$(190)	$(477)

For the years ended December 31, 2018 and 2017, interest expense consists of interest on borrowings under our Prior Note and Amended Note, as applicable, with Koala. Interest expense for the year ended December 31, 2017 also included a revolving note fee on the undrawn amounts under the Prior Note. Under our Amended Note, effective in March 2017, the revolving note fee on undrawn amounts was eliminated. See Note 5 – Liquidity and Capital Resources to our consolidated financial statements for more information.

Provision (benefit) for income taxes

A provision for income tax was recorded in 2018 in the amount of $2 thousand. No provision was recorded for 2017. Because of our history of generating operating losses, we maintain full valuation allowances against these deferred tax assets and consequently do not recognize tax benefits for our current operating losses. If we determine it is more likely than not that all or a portion of the deferred tax assets will be realized, we will eliminate or reduce the corresponding valuation allowances which would result in immediate recognition of an associated tax benefit. Going forward, we will reassess the need for any remaining valuation allowances or the necessity to recognize additional valuation allowances. In the event we do eliminate all or a portion of the valuation allowances in the future, we will begin recording income tax provisions based on our earnings at applicable statutory tax rates from that time forward.

Net loss

	Year ended
	December 31,
	2018	2017	$ Change
	(Dollars in thousands)
Net loss	$(1,526)	$(1,902)	$376

For the year ended December 31, 2018, our net loss was $1.5 million, compared to net loss of $1.9 million for the year ended December 31, 2019. The $0.4 million decrease in net loss is primarily due to:

● increase in revenue of $1.2 million;

● decreased general and administrative expenses of $0.3 million;

● decrease in acquisition and transaction related costs of $0.1 million partially offset by;
● increase in depreciation of $0.7 million;

● increase in interest expense of $0.5 million;

Liquidity and Capital Resources

General

Our principal needs for liquidity since we began executing our transformation plan in August 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of December 31, 2018 consisted of cash and cash equivalents of $0.6 million, our positive cash flow from operations, and our ability to borrow on our Koala loan.

On August 7, 2015, we, as borrower, and Koala Holding LP (“Koala”), as lender, an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder, entered into a $10 million revolving loan facility (the “Prior Note") at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum, plus a fee of 0.25% per annum on undrawn amounts. The Company sought and received the Prior Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There were no limitations on the use of proceeds under the Prior Note. As collateral for the Prior Note, we pledged and granted to Koala a lien on our limited liability company interest in Voltari Holding.

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

As of December 31, 2018, borrowings from this facility totaled $23.0 million due to borrowings in connection with our real estate acquisitions as well as for working capital requirements. After our $500,000 withdrawal to fund operations during 2018, there remains $4.0 million available for working capital purposes.

We expect that our principal needs for liquidity in the future will be for the acquisition of future commercial real properties, the cost of operations and working capital requirements. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the commercial real estate industry. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using our cash and cash equivalents on hand, together with cash flows generated by our rental income net of operating expenses as well as borrowings available under the Amended Note. We currently intend to leverage real properties that we may acquire but cannot assure that we will be able to do so on commercially reasonable terms, if at all.

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

Cash Flows

As of December 31, 2018, and 2017, we had cash, cash equivalents and restricted cash of $1.0 million and $0.2 million, respectively. The increase of $0.8 million reflects:

  ● $ 0.2 million of cash provided by operating activities;
  ● $17.5 million increase in our borrowings, offset by
  ● $16.9 million used for the purchase of real estate.

Net Cash Provided by (Used in) Operating Activities

For the year ended December 31, 2018, net cash of $0.2 million was provided by operating activities. The change in our operating assets and liabilities was driven by a decrease in prepaid expenses of $0.1 million, a decrease in accounts payable, accrued expenses other liabilities of $0.2 million and an increase in security deposits of $0.4 million as a result of the McClatchy lease.

Cash Used in Investing Activities

For the year ended December 31, 2018, approximately $16.9 million cash was used in investing activities to acquire our additional real estate.

Cash Provided by Financing Activities

For the year ended December 31, 2018, cash in the amount of $17.5 million was provided by borrowings under our Amended Note.

Off-Balance Sheet Arrangements

As of December 31, 2018, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity and capital resources that are material to investors. Prior to the implementation of our transformation plan, we entered into contracts with mobile marketing and advertising customers which provided that we would indemnify such customers against certain intellectual property claims as well as other contractual matters. Until the expiration of such contractual indemnification provisions, we may indemnify our previous customers against certain copyright and patent infringement claims that may arise from them having used our software technology.

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

Depreciation is computed using the straight-line method over the estimated useful lives of up to 43 years for buildings, 15 years for land improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, are amortized to expense over the remaining periods of the respective leases.

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

Provision (benefit) for income taxes

On December 22, 2017, the U.S. Congress enacted a new tax legislation, commonly referred to as “The Tax Cuts and Jobs Act of 2017” (the “Tax Act”). In accordance with ASC 740, Accounting for Income Taxes, the Company recognized the effect of the Tax Act in the period of enactment, during the year ended December 31,2017.

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

At December 31, 2018, our gross deferred tax assets consisted primarily of domestic net operating losses and research and development credit carryforwards. As of December 31, 2018, the Company had federal net operating loss carryforwards of $496 million (net $3 million of limitations) and state net operating loss carryforwards of $0.1 million to $202 million for the respective states the Company files in. Federal net operating loss carryforwards amounting to $495.4 million begin to expire from 2019 to 2037 for U.S. federal income tax purposes while the remaining $0.6 million do not expire. State net operating loss carryforwards begin to expire from 2019 to 2038 for state income tax purposes.

Because of our history of generating operating losses, we maintain full valuation allowances against these deferred tax assets and consequently do not recognize tax benefits for our current operating losses. If we determine it is more likely than not that all or a portion of the deferred tax assets will be realized, we will eliminate or reduce the corresponding valuation allowances which would result in immediate recognition of an associated tax benefit. Going forward, we will reassess the need for any remaining valuation allowances or the necessity to recognize additional valuation allowances. In the event we do eliminate all or a portion of the valuation allowances in the future, we will begin recording income tax provisions based on our earnings at applicable statutory tax rates from that time forward.

Redeemable preferred stock and common stock warrants

In October 2012, we issued 1,199,643 shares of Series J preferred stock and (after giving effect to the one-for-ten reverse stock split) warrants to purchase 1,014,982 shares of our common stock. Net proceeds from the rights offering of $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third party valuation specialist. Our Series J preferred stock contains certain redemption features which are outside of our control. Accordingly, our Series J preferred stock is classified as mezzanine equity and reported as Redeemable preferred stock on our consolidated balance sheet, net of issuance costs, at December 31, 2018. The difference between the carrying value of the Series J preferred stock and its liquidation value was accreted over an anticipated redemption period of five years using the effective interest method. Holders of the Series J preferred stock are entitled to an annual dividend of 14%, which increased from 13% as of January 1, 2018, which is payable in-cash or in-kind, at the discretion of the Company, on a quarterly basis. Dividends declared on the Series J preferred stock and accretion associated with the Series J preferred stock reduce the amount of net earnings that are available to common stockholders and are presented as separate amounts on the consolidated statements of operations. The common stock warrants were recorded as Additional paid-in capital on our consolidated balance sheet. On October 11, 2017, the remaining warrants to purchase 1,014,958 shares of our common stock expired without being exercised.

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

Item 8. Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Voltari Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Voltari Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
March 07, 2019.

Voltari Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Real estate investments, net	$21,977	$5,995
Cash and cash equivalents	556	101
Restricted cash	403	90
Prepaid expenses	400	435
Deferred rent receivable	158	27
Total assets	$23,494	$6,648
Liabilities, redeemable preferred stock and stockholders’ deficit
Accounts payable and accrued expenses	$537	$641
Tenant security deposit payable	403	-
Accrued compensation	15	6
Deferred rent income	17	17
Revolving note	23,000	5,500
Interest payable	999	331
Deferred rent expense	-	15
Accrued preferred stock dividends	2,238	1,816
Other liabilities	-	112
Total liabilities	27,209	8,438
Commitments and contingencies
Redeemable preferred stock, $0.001 par value; 1,200,000 shares authorized; 1,170,327 shares issued and outstanding at December 31, 2018 and 2017. Redemption value: $65,670 and $57,227 at December 31, 2018 and 2017, respectively.	63,431	55,411
Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at December 31, 2018 and 2017; 8,994,814 shares issued and outstanding at December 31, 2018 and 2017.	9	9
Additional paid-in capital	539,237	547,680
Accumulated deficit	(606,477)	(604,951)
Accumulated other comprehensive income	85	61
Total stockholders’ deficit	(67,146)	(57,201)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$23,494	$6,648

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Operations
(in thousands, except share data and per share amounts)

	Year Ended December 31,
	2018	2017
Revenue	$1,554	$322
Operating expenses
General and administrative	1,598	1,843
Depreciation and amortization	909	178
Acquisition and transaction related	37	102
Total operating expenses	2,544	2,123
Operating loss	(990)	(1,801)
Other income net of expenses	133	89
Interest expense and Revolving Note fees	(667)	(190)
Net loss before income tax expense	$(1,524)	$(1,902)
Income tax expense	(2)	-
Net loss	$(1,526)	$(1,902)
Accretion of redeemable preferred stock	-	(734)
Series J redeemable preferred stock dividends	(8,443)	(6,872)
Net loss attributable to common stockholders	$(9,969)	$(9,508)

Net loss per share attributable to common stockholders	$(1.11)	$(1.06)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2018	2017
Net loss	$(1,526)	$(1,902)
Other comprehensive income:
Foreign currency translation adjustment	24	3
Comprehensive loss	$(1,502)	$(1,899)

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2016	8,994,814	$9	$555,286	$(603,049)	$58	$(47,696)
Net loss	—	—	—	(1,902)	—	(1,902)
Other comprehensive income	—	—	—	—	3	3
Redeemable preferred stock dividends	—	—	(6,872)	—	—	(6,872)
Accretion of redeemable preferred stock	—	—	(734)	—	—	(734)
Balance as of December 31, 2017	8,994,814	9	547,680	(604,951)	61	(57,201)
Net loss	—	—	—	(1,526)	—	(1,526)
Other comprehensive income	—	—	—	—	24	24
Redeemable preferred stock dividends	—	—	(8,443)	—	—	(8,443)
Balance as of December 31, 2018	8,994,814	$9	$539,237	$(606,477)	$85	$(67,146)

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,526)	$(1,902)
Adjustments to reconcile net loss to net cash provided by and (used in) operating activities:
Depreciation and amortization	909	178
Amortization of above and below market lease intangibles	36	42
Straight-line rental income	(131)	(16)
Non-cash interest expense	667	190
Changes in operating assets and liabilities:
Prepaid expenses and deferred rent	35	175
Tenant security deposit payable	403	-
Accounts payable and accrued expenses	(182)	120
Deferred rent expense	(15)	(10)
Net cash provided by and (used in) operating activities	196	(1,223)

Cash flows from investing activities:
Purchase of real estate	(16,928)	-
Net cash used in investing activities	(16,928)	-

Cash flows from financing activities:
Proceeds from debt facilities	17,500	1,000
Net cash provided by financing activities	17,500	1,000
Net increase (decrease) in cash, restricted cash and cash equivalents	768	(223)
Cash, restricted cash and cash equivalents at beginning of year	191	414
Cash and cash equivalents at end of year	$959	$191

Supplemental cash flow information: Non-cash investing activities:
Series J redeemable preferred stock dividend paid-in-kind	$8,020	$6,654
Cash paid during the year for:
Income taxes	$30,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Voltari Corporation
Notes to Consolidated Financial Statements

1. Organization

Voltari Corporation (“Voltari” the “Company” or “We”), a Delaware corporation, was incorporated in December 2012, as a wholly-owned subsidiary of Motricity, Inc. (“Motricity”). Through a reorganization, Motricity became a wholly owned subsidiary of Voltari in April 2013. As of December 31, 2018, entities affiliated with Mr. Carl C. Icahn own approximately 98.0% of our Series J preferred stock and approximately 52.7% of our common stock.

The Company is in the business of acquiring, financing and leasing commercial real properties through its wholly owned subsidiary, Voltari Real Estate Holding LLC ("Voltari Holding"). We currently own three commercial real properties. All of our revenue is derived from the rental income we receive under the three leases associated with these properties. We have been funding our operations with borrowings under our Revolving Note as described in Note 5 - Liquidity and Capital Resources.

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

Comprehensive Loss

The Company reports consolidated comprehensive loss in a separate statement following the consolidated statements of operations. Comprehensive loss is defined as the change in equity resulting from net loss and Other Comprehensive Income ("OCI"). The only component of OCI is foreign currency translation adjustments which stem from a foreign non-operating dormant entity.

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

Real Estate Investments

Investments in real estate are recorded at acquisition date fair value. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. The fair value of the tangible assets of an acquired property with an in-place operating lease will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases will be determined by considering current market conditions, as well as costs to execute similar leases. The fair value of above-or below-market leases will be recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed-rate renewal options for below-market leases.

Depreciation is computed using the straight-line method over the estimated useful lives of up to 43 years for buildings, up to 15 years for improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, are amortized to expense over the remaining periods of the respective leases.

  Voltari Corporation
Notes to Consolidated Financial Statements

Revenue Recognition

The Company’s revenues are derived from rental income, include rents due in accordance with the lease terms, reported on a straight-line basis over the initial term of the leases. Our leases with tenants are classified as operating leases.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company's restricted cash in 2017 consisted of a security deposit for our operating lease for our former headquarters. The restricted cash in 2018 consisted of security deposit held on behalf of the tenant located at the McClatchy Property.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sums to the total of such amounts shown in the Consolidated Statements of Cash Flows.

	Dollars in Thousands As of December 31,
	2018	2017
Cash and cash equivalents	$556	$101
Restricted cash	403	90
Total cash, cash equivalents, and restricted cash	$959	$191

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

Property and equipment are recorded at historical cost less accumulated depreciation, unless impaired. Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line method or a variable method reflecting the pattern in which the economic benefits are anticipated to be utilized. Upon retirement or sale, the historical cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Expenditures for repairs and maintenance are charged to expense as incurred. In accordance with guidance effective for us on January 1, 2018, certain acquisition costs associated with successful property acquisitions are capitalized and added to the purchase price.

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

We follow the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance defines the level of assurance that a tax position must meet in order to be recognized in the financial statements and also provides for de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The guidance utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. Step two, measurement, is based on the largest amount of benefit which is more likely than not to be realized on effective settlement. We do not have any uncertain tax positions.

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

During 2018 we did not have any potentially dilutive shares. During 2017 our potentially dilutive shares, which include common stock warrants, have not been included in the computation of diluted net loss per share attributable to common stockholders, as the results would have been anti-dilutive. The remaining outstanding common stock warrants expired in October 2017.

Operating Segment

We operate and manage our business as a single segment, that of acquiring, financing and leasing commercial real estate properties. For the year ended December 31, 2018, all of our revenue came from the rental payments we received from our three U.S. tenants, and for the year ended December 31, 2017, all of our revenue came from the rental payments we received from the two U.S. tenants we had at that time.

Fair Value of Financial Instruments

As of December 31, 2018, and 2017, we had cash, cash equivalents and restricted cash of $1.0 million and $0.2 million, respectively. The carrying amount of certain financial instruments, including accounts payable, revolving note and accrued expenses, approximates fair value due to their short maturities. There were no transfers between levels in the fair value hierarchy during the years ended December 31, 2018 or 2017.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation.

Voltari Corporation
Notes to Consolidated Financial Statements

Foreign Currency

We have ceased operations in all of our previously operational international subsidiaries and are winding down these subsidiaries. During this winding down period the functional currencies of our international subsidiaries are the local currencies. We translate the financial statements of our international subsidiaries to U.S. dollars using end-of-period exchange rates for assets and liabilities and average currency exchange rates for revenues and expenses. Translation adjustments resulting from this process are included in Other comprehensive income and are reflected as a separate component of Stockholders’ deficit. Realized and unrealized transaction gains and losses are included in Other income (expense), net in the period in which they occur, except on intercompany balances considered to be long-term, which have not been significant for any periods presented. Transaction gains and losses on intercompany balances considered to be long-term are recorded in Other comprehensive income.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance changes the definition of a business to exclude acquisitions where substantially all the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our real estate acquisitions will be considered asset acquisitions. The new guidance will be applied prospectively to any transactions occurring in the period of adoption. We adopted this standard effective January 1, 2018. Under the new standard, transaction costs directly related to the acquisition will be capitalized under asset acquisitions and expensed for business combinations and transactions that will be considered asset acquisitions will not be afforded the one-year measurement period to complete any valuation studies and resulting purchase price allocation. For our purchase of the McClatchy property we capitalized approximately $0.3 million of such transaction costs.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same, however, there were modifications to, conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases by requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective as of January 1, 2019. We have assessed the impact of this standard on our consolidated financial statements and concluded that there will be no material changes as a result of our adoption of this standard.

 In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which amends FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification out of accumulated other comprehensive income into retained earnings for standard tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) and consequently, eliminates the stranded tax effects resulting from the Tax Act. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have assessed the impact of this standard on our consolidated financial statements and concluded that there will be no material changes as a result of our adoption of this standard.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force) and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

Voltari Corporation
Notes to Consolidated Financial Statements

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

The Flanders Property is a single tenant retail convenience store, which is subject to a double net lease with 7-Eleven, Inc. (“7-Eleven”), the original term, of which expires in December 2029 (with four, five-year renewal options. During the term of this lease, 7-Eleven is responsible for the payment of base rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. Voltari Holding, as landlord, is responsible for certain maintenance and repair costs. Average annual rental income for the property over the remaining original term of the lease is approximately $165,000, exclusive of the amortization of the above market lease intangible.

On April 23, 2018, we, through our wholly owned subsidiary, Voltari Holding, completed the acquisition of a real estate parcel in Columbia, South Carolina pursuant to a Purchase and Sale Agreement, between Voltari Holding and the State Media Company; (the "Seller"), dated January 19, 2018, as amended, for a purchase price of approximately $16.9 million, inclusive of all capitalized costs in amount equal to approximately $0.3 million. The purchase price was paid using cash on hand and borrowings under the Company’s revolving loan facility with Koala.

The property (the "McClatchy Property") is subject to a triple net lease with the McClatchy Company ("McClatchy"), an affiliate of the seller. The lease has an initial term of fifteen years, with three five-year extension options. During the term of this lease, in addition to rent, McClatchy is responsible for the payment of all real estate taxes, utilities, tenant’s insurance and other property related costs, and the maintenance of the McClatchy Property and its premises. Refer to http://investors.mcclatchy.com/phoenix.zhtml?c=87841&p=irol-sec for the financial statements of the tenant. Average annual rental income for the property over the remaining term of the original lease is approximately $1,787,000, exclusive of the amortization of the below market lease intangible.

For the years ended December 31, 2018 and 2017, acquisition and transaction related costs totaled $37 thousand and $102 thousand respectively and have been recognized as expense.

Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

	Estimated	As of December 31,
	Useful Life	2018	2017
Real Estate Investments, at cost:
Land		$5,840	$2,345
Building, fixtures and improvements	10 - 43 yrs.	15,891	3,494
Total tangible assets		21,731	5,839
Acquired Intangibles - In-place leases	5 - 15 yrs.	1,642	607
Total cost of Real Estate Investments		23,373	6,446
Less: Accumulated depreciation and amortization		(1,396)	(451)
Total cost of Real Estate Investments, net		$21,977	$5,995

Depreciation expense for the years ended December 31, 2018 and 2017 amounted to $799 thousand and $122 thousand, respectively.

Voltari Corporation
Notes to Consolidated Financial Statements

Intangible amortization expense for the years ended December 31, 2018 and 2017, amounted to $146 thousand and $98 thousand respectively, of which $36 thousand and $42 thousand of net favorable lease amortization were reflected as a reduction in revenue, respectively.

Included in the accumulated depreciation and amortization balance are amounts for in place leases and net favorable leases, as of December 31, 2018 and 2017, amounting to $359 thousand and $213 thousand, respectively.

Expected in-place lease and favorable lease amortization for each of the next five years, and thereafter, is as follows (dollars in thousands):

Year Ending December 31,

2019	$168
2020	126
2021	85
2022	85
2023	85
Thereafter	734
Total	$1,283

The following table presents future minimum base rental receipts due to us over the next five years (dollars in thousands):

Year Ending December 31,

2019	$1,961
2020	1,852
2021	1,773
2022	1,773
2023	1,880
Thereafter	18,483
Total	$27,722

4. Property and Equipment, net

Information related to major categories of our property and equipment, net, is as follows (dollars in thousands):

	Estimated	As of December 31,
	Useful Life	2018	2017
Capitalized software	3 yrs.	$331	$331
Computer software and equipment	3-5 yrs.	—	—
Total property and equipment		331	331
Less: Accumulated depreciation and amortization		(331)	(331)
Property and equipment, net		$—	$—

There was no capitalized interest associated with property and equipment for the years ended December 31, 2018 and 2017. Depreciation expense related to property and equipment totaled $0 and $0 thousand for the years ended December 31, 2018 and 2017, respectively.

Voltari Corporation
Notes to Consolidated Financial Statements

5. Liquidity and Capital Resources

Our principal needs for liquidity since we began executing our transformation plan in August 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of December 31, 2018 consisted of cash and cash equivalents of $0.6 million, our positive cash flow from operations and our ability to borrow on our Koala loan.

On August 7, 2015, we, as borrower, and Koala as lender, an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder, entered into a $10 million revolving loan facility (the “Prior Note") at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum, plus a fee of 0.25% per annum on undrawn amounts. The Company sought and received the Prior Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There were no limitations on the use of proceeds under the Prior Note. As collateral for the Prior Note, we pledged and granted to Koala a lien on our limited liability company interest in Voltari Holding.

On March 29, 2017, we as borrower, and Koala, as lender, entered into a revolving note (the “Amended Note”), which amended and restated the Prior Note. The Amended Note provides that the net proceeds thereunder in excess of $10 million will be used by the Company for the acquisition, improvement, development, modification, alteration, repair, maintenance, financing or leasing of real property, including any fees and expenses associated with such activities. Pursuant to the Amended Note, Koala made available to the Company a revolving loan facility of up to $30 million in aggregate principal amount (the “Commitment”). The Company may, by written notice to Koala, request that the Commitment be increased (the “Increased Commitment”), provided that the aggregate amount of all borrowings, plus availability under the aggregate Increased Commitment, shall not exceed $80 million. Koala has no obligation to provide any Increased Commitment and may refuse to do so in its sole discretion. Borrowings under the Amended Note will bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum. The Amended Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with ne  proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date. If an event of default exists, the Amended Note will bear interest at a default rate equal to the greater of the LIBOR Rate plus 300 basis points, per annum, or 4.5%, per annum. Subject to the terms and conditions of the Amended Note, the Company may repay all or any portion of the amounts outstanding under the Amended Note at any time without premium or penalty. The amounts available under the Commitment or Increased Commitment, as the case may be, will increase and decrease in direct proportion to repayments and reborrowings under the Amended Note, respectively, from time to time. As collateral for the Amended Note, the Company has pledged and granted to Koala a lien on the Company’s limited liability company interest in Voltari Holding.

As of December 31, 2018, borrowings from this loan facility totaled $23.0 million. The outstanding balance, including accumulated interest of $1.0 million, totaled $24.0 million as of December 31, 2018.

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

 Voltari Corporation
Notes to Consolidated Financial Statements

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	As of December 31,
	2018	2017
Accounts payable and accrued expenses	$181	$286
Accrued taxes, not related to income	356	355
Total	$537	$641

7. Revolving Note

During the years ended December 31, 2018 and 2017, borrowings under the Prior Note and Amended Note totaled $23.0 million and $5.5 million, respectively. During 2018 we borrowed $17.5 million of which approximately $17.0 million was used for the purchase of the McClatchy property and approximately $0.5 million was used for working capital purposes. During 2017, we borrowed $1.0 million of which approximately $0.25 million was used for the McClatchy property and approximately $0.75 million was used for working capital purposes. See Note 5 - Liquidity and Capital Resources for more information regarding the Prior Note and Amended Note.

8. Commitments and Contingencies

Operating Leases

Corporate Headquarters-- As of July 1, 2016, the Company moved to approximately 100 square feet of office space utilized by companies affiliated with Mr. Carl C. Icahn, the Company’s controlling shareholder, in New York, New York. This space is being rented on a month-to-month basis for $500 per month. This arrangement may be terminated at any time by either party without penalty.

During 2018 and 2017 we leased office space under a non-cancellable operating lease agreement. Rent expense for the non-cancellable operating lease with scheduled rent increases and landlord incentives has been recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. This lease terminated pursuant to its terms on November 30, 2018 and was not renewed. The security deposit of approximately $26 thousand was returned to the Company in 2018.

Rental expense under operating lease agreements for each of the years ended December 31, 2018 and 2017 was $0.3 million.

Other Contractual Arrangements

We have entered into several agreements with various vendors who provide additional operational support and services to the Company. The arrangements are primarily for a duration of twelve months or less or cancellable with short-term notice. We have no material contractual arrangements beyond 2018.

 Voltari Corporation
Notes to Consolidated Financial Statements

Litigation

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 15 - Legal Proceedings for details regarding outstanding litigation.

9. Termination of 401(k) Plan

We maintained a defined contribution plan the Voltari Operating Corp. 401(k) Plan (the “Plan”), for eligible employees, which was suspended in January 2016. The Plan assets had been held in trust and invested as directed by the plan participants and shares of our common stock were not an eligible investment election. We had provided a match on a specified portion of eligible employees’ contributions as approved by our board of directors. Historically, we had made matching contributions equal to 50% of the portion of contributions that do not exceed 6% of eligible pay. The Plan was terminated in April 30, 2016.

We did not have any matching contributions included in continuing operations in 2018 and 2017. In early 2018, we received a favorable determination letter from the Internal Revenue Service, dated December 20, 2017 as to the Plan’s tax-qualified status upon termination. During 2017 we accrued an additional contribution of approximately $65 thousand to cover a shortfall in contributions from prior periods. During 2018 the plan was liquidated, and all participant balances were distributed or transferred to other investment choices as directed by the participants.

10. Redeemable Preferred Stock

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

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and warrants to acquire 1,014,982 common shares in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third-party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our consolidated balance sheets at December 31, 2018 and 2017.

 Voltari Corporation
Notes to Consolidated Financial Statements

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at December 31, 2018 and 2017 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event were to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

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

Holders of the Series J preferred stock are entitled to an annual dividend of 14%, adjusted from 13% on January 1, 2018, which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $34.2 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the consolidated statements of operations.

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

As of December 31, 2018, our Series J preferred stock has an aggregate redemption value of approximately $65.7 million, including paid-in-kind dividends of $34.2 million and accrued dividends of $2.2 million which are included within Other liabilities on our consolidated balance sheet. We recorded accretion associated with our Series J preferred stock of $0 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

11. Stock Options, Restricted Stock and Warrants

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

Stock Options

There was no stock-based compensation expense associated with common stock awards for the years ended December 31, 2018 and 2017. In April 2018 the 2010 LTIP was terminated.

 Voltari Corporation
Notes to Consolidated Financial Statements

Warrants

We issued common stock warrants (the “Warrants”) to purchase 1,014,982 common shares in connection with the closing of our 2012 rights offering. Ten (10) Warrants had to be exercised to purchase one (1) share of common stock, at a price of $6.50 per common share. On October 11, 2017, the remaining Warrants to purchase 1,014,958 shares of common stock expired without being exercised.

Net proceeds from the 2012 rights offering of approximately $27.8 million were allocated between Series J preferred stock and the Warrants based on their estimated relative fair market values at the date of issuance as determined with the assistance of a third-party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Warrants was determined to be approximately $1.4 million and was recorded in Additional paid-in capital on our consolidated balance sheets.

12. Income Taxes

Tax expense of $2 thousand and zero was recorded for the years ended December 31, 2018 and 2017 respectively. We maintain a full valuation allowance against our net deferred tax assets, which precludes us from recognizing a tax benefit for our current operating losses. Our historical lack of profitability is a key factor in concluding that there is insufficient evidence to support the realizability of our deferred tax assets.

Taxes computed at the statutory federal income tax rate 21% and 34% are reconciled to the income tax provision as follows:

	Year Ended December 31,
	2018	2017
United States federal tax at statutory rate	21.0%	34.0%
Change in valuation allowance	(613.4)	3,439.7
Federal Return-to-provision true-ups	(55.8)	-
State taxes (net of federal tax benefit)	651.2	(212.8)
Impact of US Federal Tax Rate Change	(-)	(3,262.4)
Impact of Canada Tax Rate Change	(6.4)	-
Other	3.3	1.5
Effective rate	(0.1)%	—%

 Voltari Corporation
Notes to Consolidated Financial Statements

Significant components of our deferred tax assets and liabilities consist of the following as of December 31 (in thousands):

	Year Ended December 31,
	2018	2017
Domestic net operating loss carryforwards	$132,406	$122,424
Foreign net operating loss carryforwards	8,585	8,682
Research and development credits	5,436	5,436
Other	1,686	2,260
Deferred tax assets	148,113	138,802
Valuation allowance	(148,113)	(138,802)
Net deferred tax assets	$—	$—

On December 22, 2017, the U.S. Congress enacted the Tax Act. The Tax Act contains several significant tax reform provisions which includes, among others, a reduction of the U.S. corporate statutory tax rate from 34% to 21% (starting January 1, 2018), a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries, and a minimum tax on certain foreign earnings in excess of 10% of -the foreign subsidiaries' tangible assets (i.e., global intangible low-taxed income or “GILTI”).

The reduction in the U.S. corporate statutory tax rate to 21% requires the Company to re-measure its net deferred tax assets using the newly enacted tax rate. As a result of the revaluation in 2017, the Company reduced its deferred tax assets by $62 million, which was offset by a reduction in valuation allowance of the same amount. Therefore, the impact of the corporate statutory tax rate change has a net tax effect of zero upon income tax expense and net loss.

Due to an overall deficit in the accumulated earnings and profits of the Company’s specified foreign corporations, the Company did not record any income tax liability related to the one-time mandatory tax on accumulated foreign earnings and profits.

The GILTI provision is effective for the year ended December 31, 2018 and imposes a tax on certain foreign earnings in excess of a deemed return on the foreign subsidiaries' tangible assets. The Company has elected to consider the impact of GILTI as a period expense and does not expect GILTI to have an impact to the financial statement, due to minimal operations on its specified foreign corporations.

Other provisions that became effective for the year ended December 31, 2018 include limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income and a limitation of net operating losses generated after tax year 2018 to 80 percent of taxable income. The Company began to generate interest expense carryforwards in 2018, offset by an increase in valuation allowance of the same amount, which resulted in a net income tax effect of zero.

As of December 31, 2018, the Company provided a full valuation allowance against its gross deferred tax assets because realization of these benefits could not be reasonably assured. The $9 million increase in the valuation allowance for the period December 31, 2017 to December 31, 2018 was primarily due to domestic net operating losses generated during 2018 and return-to-provision for state operating losses. If we determine it is more likely than not that all or a portion of the deferred tax assets will be realized, we will eliminate or reduce the corresponding valuation allowances which would result in immediate recognition of an associated tax benefit.

We have research and development credit carryforwards of $5.4 million at December 31, 2018, that will begin to expire in 2021.

As of December 31, 2018, the Company had federal net operating loss carryforwards of $496 million (net $3 million of limitations) and state net operating loss carryforwards of $0.1 million to $202 million for the respective states the Company files in. Federal net operating loss carryforwards amounting to $495.4 million begin to expire from 2019 to 2037 for U.S. federal income tax purposes while the remaining $0.6 million do not expire. State net operating loss carryforwards begin to expire from 2019 to 2038 for state income tax purposes. As a result of the Tax Cuts and Jobs Act, federal net operating losses arising in tax years ending after December 31, 2017 have indefinite carryforward periods. The ultimate availability of the federal, and state net operating loss carryforwards to offset future income may be subject to limitation under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

 Voltari Corporation
Notes to Consolidated Financial Statements

The Company has determined that there are no unrecognized tax benefits as of December 31, 2018 and 2017. Historically, the Company has not incurred interest or penalties associated with unrecognized tax benefits and no interest or penalties were recognized during the years ended December 31, 2018 or 2017. The Company has adopted a policy whereby amounts related to interest and penalties associated with unrecognized tax benefits are classified as income tax expense when incurred.

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

During 2018, the Company made estimated state income tax payments in the amount of $30 thousand related to our operations. We did not make any income tax payments in 2017 due to taxable losses. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Due to generation of net operating losses, all tax years for which losses are being carried forward remain open upon utilization of these net operating losses.

The Company discontinued operations in Indonesia in 2012. In 2013 the Company received notification that additional income and VAT taxes would be due from the Company's subsidiary, P. T. Motricity Indonesia for the years ended 2010 to 2012. The assessment resulted in tax totaling approximately $0.7 million which was recorded in 2013. Subsequently P. T. Motricity Indonesia paid taxes and penalties as assessed. However, the Company determined that there remains approximately $0.3 million of unpaid amounts. Currently the Company is in the process of liquidating its corporate structure in Indonesia, which is expected to wind down by 2019. Management has decided to leave the remaining balance as a liability until such time as the liquidation has been completed.

Voltari Corporation
Notes to Consolidated Financial Statements

13. Common Stock and Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017
Net loss attributable to common stockholders	$(9,969)	$(9,508)

Weighted-average common shares outstanding - basic and diluted	8,994,814	8,994,814
Net loss per share attributable to common stockholders - basic and diluted	$(1.11)	$(1.06)

Basic and diluted net loss per share attributable to common stockholders has been computed based on the net loss and the weighted-average number of common shares outstanding during the applicable period.

14. Related Party Transactions

Insight Portfolio Group LLC, owned by a number of other entities with which Mr. Carl C. Icahn has a relationship, was formed in order to maximize the potential buying power of participating companies in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company is a member of the buying group. During the year ended December 31, 2018 and 2017, we paid no fees or services to Insight Portfolio Group.

On August 7, 2015, we, as borrower, and Koala, as lender, an affiliate of Carl C. Icahn, our controlling stockholder, entered into the Prior Note. On March 29, 2017, we as borrower, and Koala, as lender, entered into the Amended Note, which amended and restated the Prior Note. See Note 5 - Liquidity and Capital Resources for more information.

As of July 1, 2016, the Company has moved to approximately 100 feet of office space utilized by companies affiliated with Mr. Carl C. Icahn, the Company’s controlling shareholder, in New York, New York. This space is being rented on a month-to-month basis for $500 per month. This arrangement may be terminated at any time by either party without penalty. As of December 31, 2018, the Company has accrued $15 thousand of such rent.

15. Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently a party to any pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

16. Subsequent Events

On January 10, 2019, the Company issued a press release regarding the formation by its Board of Directors of a special committee of independent directors to consider an offer by High River Limited Partnership and its affiliates, beneficial owners of approximately 52.69% of the Company’s outstanding shares of common stock and approximately 98.0% of the Company’s outstanding shares of 13% Redeemable Series J Preferred Stock, to purchase the remaining shares of the Company’s common stock.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
(in thousands)	2018	2017
Tax Valuation Allowance:
Beginning balance	$138,802	$203,393
Charged (reversed) to net loss	9,311	(64,591)
Ending balance	$148,113	$138,802

Note: Included in “Charged (reversed) to net loss” for 2017 is ($62,052) that relates to the Tax Act.

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2018

(Dollars in Thousands)

COLUMN A	COLUMN B	Column C Initial Cost		COLUMN D Cost Capitalized Subsequent to Acquisition	COLUMN E Gross amount carried at Close of Period			COLUMN F		COLUMN G	COLUMN H
Location	Encumbrances	Land	Building & Improvements	Land Building & Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on which depreciation is computed
Long Branch, NJ	$-	$1,454	$2,175	$-	$1,454	$2,175	$3,629	$484	$3,145	9/17/2015	35 years
Flanders, NY	-	891	1,926	-	891	1,926	2,817	187	2,630	5/18/2016	43 years
Columbia, SC		3,495	13,432		3,495	13,432	16,927	725	16,202	4/23/2018	15 years
Total	$-	$5,840	$17,533	$-	$5,840	$17,533	$23,373	$1,396	$21,977

The following table presents changes in the Company's operating real estate portfolio exclusive of accumulated depreciation for the years ended December 31, 2018 and 2017:

	2018	2017
Beginning balance	$6,446	$6,446
Property acquisitions	16,927	-
Ending Balance	$23,373	$6,446

Changes in accumulated depreciation for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Beginning balance	$451	$231
Depreciation and amortization expense	945	220
Ending Balance	$1,396	$451

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements are submitted in Part II, Item 8 of this annual report:

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	50
Schedule III - Real Estate and Accumulated Depreciation	51

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

VOLTARI CORPORATION

Date: March 07, 2019	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Principal Executive Officer (Principal Executive Officer)

By:	/s/ Peter Kaouris
Peter Kaouris
Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicted have signed this report below.

Signature	Title	Date

/s/ Kenneth Goldmann	Principal Executive Officer (Principal Executive Officer)	March 07, 2019
Kenneth Goldmann

/s/ Peter Kaouris	Chief Accounting Officer (Principal Financial Officer)	March 07, 2019
Peter Kaouris

/s/ Peter Shea	Chairman of the Board	March 07, 2019
Peter Shea

/s/ Jaffrey A. Firestone	Director	March 07, 2019
Jaffrey A. Firestone

/s/ Kevin Lewis	Director	March 07, 2019
Kevin Lewis

/s/ Sachin Latawa	Director	March 07, 2019
Sachin Latawa

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed by
2.2	Agreement and Plan of Reorganization, dated as of February 8, 2013, by and among Motricity, Inc., Voltari Merger Sub, Inc., and Voltari Corporation	S-4	2/11/13	Voltari

3.1	Amended and Restated Certificate of Incorporation of Voltari Corporation	S-4	2/11/13	Voltari

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation	8-K	4/23/13	Voltari

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Voltari Corporation	8-K	9/16/15	Voltari

3.4	Amended and Restated Bylaws of Voltari Corporation	S-4	2/11/13	Voltari

4.1	Specimen Stock Certificate for Voltari Corporation Common Stock	S-4	2/11/13	Voltari

4.2	Specimen Stock Certificate for Voltari Series J Preferred Stock	S-4	2/11/13	Voltari

10.1	Form of Motricity, Inc. Indemnification Agreement#	S-1	1/22/10	Motricity

10.2	Agreement for Sale and Purchase, dated as of August 7, 2015, by and between 160 Brighton Acquisition LLC and Voltari Real Estate Holding LLC.	10-Q	8/7/15	Voltari

10.3	Ground Lease with JPMorgan Chase Bank, N.A., together with Bill of Sale and General Assignment to 160 Brighton Acquisition LLC, dated March 2, 2006.	10-Q	8/7/15	Voltari

10.4	Offer Letter by and between Voltari Corporation and Kenneth Goldmann, dated September 28, 2015.	8-K	9/30/15	Voltari

10.5	Non-Disclosure and Intellectual Property Protection Agreement by and between Voltari Corporation and Kenneth Goldmann, dated September 28, 2015.	8-K	9/30/15	Voltari

10.6	Purchase and Sale Agreement, dated as of December 3, 2015, by and between Flanders Holding, LLC and Voltari Real Estate Holding LLC.	8-K	12/9/15	Voltari

10.7	First Amendment to Purchase and Sale Agreement, dated as of January 11, 2016, by and between Flanders Holding, LLC and Voltari Real Estate Holding LLC.	8-K	2/19/16	Voltari

10.8	Second Amendment to Purchase and Sale Agreement, dated as of February 10, 2016, by and between Flanders Holding, LLC and Voltari Real Estate Holding LLC.	8-K	2/19/16	Voltari

10.9	Third Amendment to Purchase and Sale Agreement, dated as of March 10, 2016, by and between Flanders Holding, LLC and Voltari Real Estate Holding LLC.	10-K	3/16/16	Voltari

10.10	Revolving Note with Koala (as lender) dated March 29, 2017.	10-K	3/31/17	Voltari

10.11	Offer Letter by and between Voltari Corporation and Peter Kaouris, dated May 12, 2017.	8-K	5/18/17	Voltari

10.12	Purchase and Sale Agreement, dated as of January 19, 2018, by and between The State Media Company and Voltari Real Estate Holding LLC.	8-K	1/23/18	Voltari

10.13	First Amendment to Purchase and Sale Agreement, dated as of February 26, 2018, by and between The State Media Company and Voltari Real Estate Holding LLC.	8-K	3/2/18	Voltari

10.14	Second Amendment to Purchase and Sale Agreement, dated as of March 29, 2018, by and between The State Media Company and Voltari Real Estate Holding LLC.	8-K	4/4/18	Voltari

10.15	Third Amendment to Purchase and Sale Agreement, dated as of April 6, 2018, by and between The State Media Company and Voltari Real Estate Holding LLC.	8-K	4/9/18	Voltari

10.16	Triple Net Lease, dated as April 23, 2018, by and between Voltari Real Estate Holding LLC and The McClatchy Company.	8-K	4/23/18	Voltari

21.1	Subsidiaries of Voltari Corporation*

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer*

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Accounting Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Accounting Officer**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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