Form 10-K/A
period 2018-12-31
Voltari Corp
filed 2019-04-29
CIK 1568319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55419

Voltari Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-0933943
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

On June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the OTCQB marketplace) was approximately $4.2 million. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of June 29, 2018 have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of April 25, 2019:

Title of Class	Number of Shares
Common Stock, $0.001 par value	8,994,814

EXPLANATORY NOTE

Voltari Corporation is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019. This Form 10-K/A is being filed to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV has been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibit 31.1 and Exhibit 31.2 hereto. Because financial statements have not been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to item 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

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

References to “Voltari,” “us,” “we,” “Company” and “our” in this report refer to Voltari Corporation, together with its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth the names, titles and certain biographical information of our directors as of April 25, 2019.

Name	Age	Position	Director Since
Peter K. Shea (1)(2)(3)(4)	68	Chairman of the Board	2015
Jaffrey (Jay) A. Firestone (2)(3)(5)	62	Director	2011
Kevin Lewis (1)(2)(3)	48	Director	2013
Sachin Latawa	39	Director	2017

(1)	Member of our Compensation Committee
(2)	Member of our Governance and Nominating Committee
(3)	Member of our Audit Committee
(4)	Chairperson of our Compensation Committee and our Governance and Nominating Committee
(5)	Chairperson of our Audit Committee

Peter K. Shea has served as one of our directors since 2015. He has been an operating partner of Snow Phipps, a private equity firm, since 2013. Mr. Shea served as the Chairman of FeraDyne Outdoors, LLC, a manufacturer and marketer of hunting accessories from 2014 to 2019 and Chairman of Teasedale Foods, Inc., a Hispanic foods company, from 2014 to 2019. He has been Chairman of Decopac, Inc., a B2B bakery supplier, since 2017; director of Hennessy Capital Partners III LLC, a special purpose acquisition company, since 2017; director of CVR Partners LP (NYSE: UAN), a nitrogen fertilizer company, since 2014; and director of Viskase Companies, Inc. (OTC MKTS: VKSC), a meat casing company, since 2006. Mr. Shea served as a director of Trump Entertainment Resorts, a gaming and hospitality company, from 2016 to 2017. Mr. Shea served as an operating advisor for OMERS Private Equity, a private equity firm, from 2011 to 2016. Mr. Shea was previously a director of: Give and Go Prepared Foods, a bakery, from 2012 to 2016; Hennessy Capital Partners II LLC, a special purpose acquisition company, from 2015 to 2016; Hennessy Capital Partners I LLC, a special purpose acquisition company, from 2014 to February 2015; Sitel World Wide Corp., a call center, from 2011 to September 2015; and CTI Foods, a food products processing company, from 2010 to 2014. From 2006 to 2009, Mr. Shea served as President of Icahn Enterprises L.P. (NASDAQ: IEP) (“IEP”), where he was responsible for its real estate businesses which included rental real estate operations, consisting of retail, office and industrial properties leased to single-corporate tenants, and its residential home development operations, which focused on the construction and sale of single-family homes, custom built homes, multi-family homes and residential lots in subdivisions and planned communities. IEP, Viskase Companies, CVR Partners LP, and Trump Entertainment Resorts each are indirectly controlled by Carl C. Icahn, the Company’s controlling stockholder. Mr. Shea has an M.B.A. from the University of Southern California and a B.B.A. from Iona College. Mr. Shea’s experience in the real estate business, in addition to his service on other boards, enables him to provide advice and insight to the Company as it develops its real estate business.

Jaffrey (Jay) A. Firestone has served as one of our directors since July 2011. Since 2006, Mr. Firestone has served as Chairman and Chief Executive Officer at Prodigy Pictures Inc., a leader in the production of quality film, television and cross-platform media. Previously, Mr. Firestone established Fireworks Entertainment in 1996 to produce, distribute and finance television programs and feature films. In 1998, Fireworks Entertainment was acquired by CanWest Global Communications Corporation and Mr. Firestone was named Chairman and Chief Executive Officer and oversaw the company’s Los Angeles and London based television operations as well as its Los Angeles feature film division, Fireworks Pictures. In addition, Mr. Firestone oversaw the company’s interest in New York based IDP Distribution, an independent distribution and marketing company formed by Fireworks Entertainment in 2000 as a joint venture with Samuel Goldwyn Films and Stratosphere Entertainment. Mr. Firestone has served on the board of directors for the Academy of Canadian Cinema and Television and the Academy of Television Arts and Sciences International Council in Los Angeles. Mr. Firestone has led two successful initial public offerings and in 1998, was nominated for entrepreneur of the year. Mr. Firestone has extensive experience in dealing with financial reporting, which, in addition to his service on another board, enables him to advise our board on a range of matters including financial matters.

Kevin Lewis has served as one of our directors since January 2013. Mr. Lewis is currently the Chief Marketing Officer of Alimentation Couche-Tard, beginning this role in July 2017. From 2013 to 2017, Mr. Lewis was the Chief Marketing Officer of Total Wine & More, the largest independent retailer of beer, wine and spirits in the U.S. Previously, Mr. Lewis served as the Chief Marketing Officer of Blockbuster LLC, the video rental retail chain subsidiary of Dish Network Corp. (NASDAQ: DISH) and was previously employed by Blockbuster Inc. as the Senior Vice President of Digital Entertainment. Blockbuster Inc. voluntarily filed for Chapter 11 bankruptcy protection in September 2010 and subsequently emerged from bankruptcy in March 2011 via a sale of the company to Dish Network Corp. Mr. Lewis was employed by subsidiaries of Koninklijke Philips Electronics N.V. (NYSE: PHG), an industrial conglomerate which engages in the healthcare, consumer lifestyle and lighting product business worldwide, as the Chief of Strategy and New Business for Philips Consumer Lifestyle from 2007 until 2009 and the Chief of Strategy and Vice-President, Business Development for Philips Consumer Electronics from 2004 until 2007. From 1993 until 2004, Mr. Lewis held multiple roles at The Boston Consulting Group, a management consulting company. Mr. Lewis received his B.A. in international relations from Stanford University and an MBA, with distinction, from INSEAD. Mr. Lewis’s management and corporate development experience enables him to provide our board insight and advice as we develop our business.

Sachin Latawa has served as one of our directors since April 2017. Since September 2018, Mr. Latawa has served as the Chief Financial Officer of Builders Capital, a private construction lending company. Mr. Latawa in his current role is responsible for directing strategy, mergers and acquisitions, financial planning, financial reporting, accounting and tax functions of Builders Capital. From January 2017 to August 2018, Mr. Latawa served as Chief Financial Officer of the real estate segment of Icahn Enterprises L.P. (NASDAQ: IEP), a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion segments. In his role with IEP, Mr. Latawa was responsible for directing all acquisition, divestiture, financial reporting, accounting, asset management and financial planning activities for IEP’s real estate segment. Prior to that time, Mr. Latawa was Controller of IEP’s real estate segment, beginning in April 2015. Prior to joining IEP, Mr. Latawa served as Vice President and M&A Controller at Fortress Investment Group (“Fortress”), where his responsibilities included overseeing M&A transactions for various publicly-traded REITs managed by Fortress, from March 2014 to April 2015. From 2006 to 2014, Mr. Latawa held various positions with PwC Transaction Services, most recently as a Director. Mr. Latawa is a Certified Public Accountant in the United States and a Chartered Accountant in India. He holds a Bachelors’ Degree in Commerce from Delhi University, India and an MBA from the Institute of Management Technology, India. Mr. Latawa’s extensive experience in the real estate industry enables him to provide our Board with valuable insight into our business operations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during fiscal year 2018. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required during the fiscal year 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for directors, officers and employees of Voltari and its subsidiaries, which meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K. The Code of Business Conduct and Ethics is available at www.voltari.com under the “Code of Business Conduct and Ethics” link. Any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, will be disclosed on our website.

Audit Committee

Our Board of Directors has established an Audit Committee that is currently comprised of Mr. Firestone, Mr. Shea and Mr. Lewis. Each member of the Audit Committee is a non-employee member of our Board of Directors. Mr. Firestone is the chairperson of our Audit Committee. Our Board of Directors has affirmatively determined that Mr. Firestone, Mr. Shea and Mr. Lewis each meet the definition of “independent directors” for purposes of serving on an audit committee under relevant rules of the SEC and The NASDAQ Stock Market LLC (“NASDAQ”) rules. (We have made a determination of independence of our directors under NASDAQ’s standards, solely for purposes of complying with the rules and regulations of the SEC. We are not subject to the independence requirements, or any other rule or regulation, of NASDAQ.) In addition, Mr. Firestone qualifies as our “audit committee financial expert.” A copy of our Audit Committee Charter can be found on our corporate website at www.voltari.com.

During 2018 the Audit Committee met five times.

Executive Officers

The following table sets forth the name, age and title of our executive officers as of April 25, 2019.

Name	Age	Positions
Kenneth Goldmann	72	Principal Executive Officer
Peter Kaouris	52	Chief Accounting Officer

Kenneth Goldmann has served as our Principal Executive Officer since August 2017. Mr. Goldmann previously served as our Chief Financial Officer from May 2017 to August 2017, and our as our Chief Administrative and Accounting Officer from October 2015 to May 2017. Mr. Goldmann is a founding partner of Vantage CFO Partners LLC, a company formed in 2014 that provides financial management services to small business clients. Mr. Goldmann served as a partner at CohnReznick, a public accounting firm, from 2004 until his retirement in 2013. From 1997 to 2004 he was a partner at BDO Seidman, a public accounting firm. At both CohnReznick and BDO Seidman, Mr. Goldmann’s audit clients included real estate investment trusts. Mr. Goldman received a Bachelors’ Degree in Business Administration from Rider College in 1968 and studied tax and accounting at Rutgers University from 1970 to 1973.

Peter Kaouris has served as our Chief Accounting Officer since May 2017. Mr. Kaouris was previously a consultant from March 2016 until May 2017, providing strategic investment planning for family trusts, including preparing and implementing real estate investment strategies and conducting market analysis and real estate property due diligence. Mr. Kaouris was also a consultant for AXA Real Estate Investment Managers, from February 2017 to April 2017, where he assisted in streamlining accounting financial reporting deliverables from various third party companies. Previously, Mr. Kaouris served as the Vice President and Controller of O’Connor Capital Partners, from March 1999 to June 2015, where Mr. Kaouris was responsible for leading the accounting and financial management departments, as well as assisting in the various life cycle stages of real estate funds, which included budgeting and cash management, reviewing loan draws for real estate projects and assisting in the oversight of the audit and tax preparation for real estate properties, holding companies and fund level entities. From December 1996 to March 1999, Mr. Kaouris was a Senior Auditor at Ernst & Young LLP’s Financial Markets-Real Estate Group for Assurance and Business Advisory Practice, where his responsibilities included performing audits and strategic consulting for real estate clients and ensuring clients complied with financial regulatory controls and satisfied applicable accounting standards. From August 1994 to December 1996, Mr. Kaouris was an Assistant Controller for Related Companies, LP, where he assisted in the fund management for six real estate portfolios. Mr. Kaouris has served as Vice President on the board of Bayside Gables Civic Association, Inc. since January 2017. Mr. Kaouris has a Bachelor of Business Administration, Accounting & Finance, from The Bernard M. Baruch College of the City University of New York and he received his New York Real Estate License in March 2017.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table provides summary information concerning compensation earned by or paid to our named executive officers (as such term is defined in Item 402 of Regulation S-K) for services provided to us during the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Total ($)
Kenneth Goldmann	2018	183,750	(1)	—		183,750
Principal Executive Officer	2017	175,000		40,000	(2)	215,000
Peter Kaouris	2018	168,333	(1)	—		168,333
Chief Accounting Officer (3)	2017	99,792	(4)	—		99,792

(1)

On May 8, 2018, the Board of Directors approved increases in the base salaries of our named executive officers, effective as of June 1, 2018. Mr. Goldmann’s annual base salary was increased from $175,000 to $190,000. Mr. Kaouris’ annual base salary was increased from $162,500 to $172,500. The salary information provided above reflects such salary increases.

(2)	On May 12, 2017, the Board of Directors, in their discretion, approved an award of a cash bonus to Mr. Goldmann in the amount of $40,000.
(3)	Mr. Kaouris was appointed as Chief Accounting Officer effective May 22, 2017.
(4)	The salary information provided reflects the pro-rated portion of Mr. Kaouris’s $162,500 annual salary paid to him in 2017.

Overview

The Compensation Committee of the Board of Directors is responsible for determining and administering the Company’s compensation policies for the compensation of the Company’s executive officers. The Compensation Committee annually evaluates individual and corporate performance from both a short-term and long-term perspective. Our Compensation Committee considers the nature of each executive’s work and responsibilities, unusual accomplishments or achievements on the Company’s behalf, years of service, the executive’s total compensation and the Company’s financial condition generally.

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

Base salaries are reviewed from time to time by our Compensation Committee and may be recommended for adjustment based on the results of this review. The Compensation Committee determines whether to increase the base salaries of any of our named executive officers based upon its assessment of each named executive officer’s performance. The current annual base salary for Mr. Goldmann is $190,000 and Mr. Kaouris is $172,500.

Bonus

The Company may also award discretionary cash bonuses to its named executive officers from time to time. In May 2017, based on a consideration of relevant factors, the Board of Directors awarded Mr. Goldmann a cash bonus of $40,000.

Equity Incentive Plans & Outstanding Equity Awards at 2018 Fiscal Year End

There were no outstanding equity awards as of December 31, 2017. We did not grant any equity awards in 2018. On April 19, 2018, the Board of Directors terminated the equity incentive plans of the Company. Accordingly, there were no outstanding equity awards as of December 31, 2018.

Severance and Change of Control Benefits

No executive officers of the Company are currently eligible for any change in control or severance benefits.

Retirement Benefits & Non-qualified Deferred Compensation

Through the 2015 fiscal year, we sponsored a 401(k) plan, which was a qualified retirement plan offered to all eligible employees, including our named executive officers, that permitted eligible employees to elect to defer a portion of their compensation on a pre-tax basis and provided for employer matching contributions. Employee and employer contributions to the 401(k) plan were discontinued in January 2016 and the plan was terminated effective as of April 30, 2016. In early 2018, we received a favorable determination letter from the Internal Revenue Service, dated December 20, 2017 as to the Plan’s tax-qualified status upon termination. During 2017, we accrued an additional contribution of approximately $65 thousand to cover a shortfall in contributions from prior periods. During 2018, the plan was liquidated, and all participant balances were distributed or transferred to other investment choices as directed by the participants.

Employment Agreements

We currently do not have any employment agreements with any of our named executive officers, each of which is an employee at-will. Our employment offer letters with our named executive officers are described below.

Kenneth Goldmann. On September 23, 2015, we entered into an employment offer letter with Mr. Goldmann (the “Goldmann Offer Letter”), pursuant to which Mr. Goldmann commenced serving as our Chief Administrative and Accounting Officer on October 5, 2015. Under the terms of the Goldmann Offer Letter, Mr. Goldmann is entitled to an annual base salary of $175,000. Mr. Goldmann is subject to certain non-disclosure, non-competition and non-solicitation covenants.

Peter Kaouris. On May 12, 2017, we entered into an employment offer letter with Mr. Kaouris (“Kaouris Offer Letter”), pursuant to which Mr. Kaouris commenced serving as our Chief Accounting Officer on May 22, 2017. Under the terms of the Kaouris Offer Letter, Mr. Kaouris was entitled to an annual base salary of $162,500. Mr. Kaouris is subject to certain non-disclosure, confidentiality and non-disparagement covenants.

Director Compensation

To date, we have provided cash compensation to non-employee directors for their services as directors or members of committees of the Board of Directors. We have reimbursed and will continue to reimburse such non-employee directors for their reasonable expenses incurred in attending meetings of our Board of Directors and committees of the Board of Directors.

Our Board members receive annual cash compensation in the amount of $10,000, paid quarterly, for their service on the Board. Additional compensation is payable to (i) the Chairperson of the Audit Committee of $5,000 annually, which is paid in quarterly installments, and (ii) to the Chairperson of the Board of $5,000 annually, which is paid in quarterly installments. The Chairpersons of the Nominating and Governance Committee and the Compensation Committee do not receive any additional compensation.

Below is a summary table of what our 2018 non-employee Board members received through December 31, 2018.

Name	Fees Earned or Paid in Cash ($)		Total ($)
Peter K. Shea	15,000		15,000
Jaffrey A. Firestone	15,000		15,000
Kevin Lewis	10,000		10,000
Sachin Latawa	2,500	(1)	2,500

(1)

Mr. Latawa, as a director affiliated, through August 2018, with Mr. Carl C. Icahn, the Company’s majority stockholder, agreed that he would not receive any compensation for his service on the Board while employed by an affiliate of the Company. Upon changing his employment in September 2018 to a company that is not affiliated with Mr. Icahn or the Company, Mr. Latawa became entitled to receive Board compensation at an annual rate of $10,000. As of December 31, 2018, $2,500 had been accrued and was paid to Mr. Latawa in 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of April 25, 2019, certain information regarding the ownership of our common stock, by (1) each person known to us to beneficially own 5.0% or more of Common Stock, (2) each of our named executive officers and directors and (3) all of our executive officers and directors, as a group. This information is based upon information received from or on behalf of the named individuals or from publicly available information and filings with the SEC by or on behalf of those persons.

Beneficial ownership, which is determined in accordance with the rules and regulations of the SEC, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of our Common Stock. Except as otherwise indicated below or in cases where community property laws apply, to our knowledge, the persons and entities named in the table possess sole voting and investment power over all shares of common stock shown as beneficially owned by the person or entity. The percentage of shares beneficially owned is based upon 8,994,814 shares of Common Stock outstanding as of April 25, 2019.

	Common Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Entities affiliated with Carl C. Icahn (2)	4,739,620		52.69%
c/o Icahn Associates Corp. 767 Fifth Avenue New York, New York 10153
Jaffrey (Jay) Firestone	14,351	(3)	*
Peter K. Shea	—		*
Kevin Lewis	8,503	(3)	*
Sachin Latawa	—		*
Kenneth Goldmann	—		*
Peter Kaouris	—		*
All directors and executive officers as a group (6 persons)	22,854		*

*	Constitutes less than one percent of the outstanding shares of our common stock.
(1)	Except as otherwise indicated, the address of each stockholder identified is c/o the Company, 767 Fifth Avenue, Suite 4700, New York, New York 10153.
(2)

Information in the table and this footnote is based upon information contained in a Schedule 13D/A filed with the SEC on March 25, 2019, by Mr. Icahn and certain of his affiliates named therein, and reflects 4,739,620 shares of common stock, which are held of record by High River Limited Partnership and Koala Holding LP.

(3)	Based on the most recent Form 4 filed with the SEC by the reporting party.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Merger Agreement

On March 22, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Starfire Holding Corporation, a Delaware corporation (“Parent”), and Voltari Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Acquiring Parties”). The Acquiring Parties are affiliates of Mr. Icahn, the Company’s controlling stockholder. Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the merger (the “Merger”). If the Merger is consummated, then the Company will become a privately held company and a wholly-owned subsidiary of Parent, which is indirectly controlled by Mr. Icahn.

If the Merger Agreement is adopted by our stockholders and the Merger is completed, each share of the Company’s common stock (the “Common Stock”), other than (i) shares of Common Stock owned by Parent, Merger Sub, or any of their respective subsidiaries or affiliates (other than the Company and its directors and officers) (collectively, the “Purchaser Group”), (ii) shares owned by the Company or the Company’s subsidiaries, and (iii) shares of Common Stock for which appraisal rights have been properly and validly perfected and not validly withdrawn or lost, will be converted into the right to receive $0.86 in cash, without interest and less any applicable withholding taxes.

In addition, if the Merger Agreement is adopted by our stockholders and the Merger is completed, each outstanding share of the Company’s 13% Redeemable Series J Preferred Stock (the “Preferred Stock”), other than (i) shares of Preferred Stock owned by the Purchaser Group, (ii) shares of Preferred Stock owned by the Company or the Company’s subsidiaries, and (iii) shares of Preferred Stock for which appraisal rights have been properly and validly perfected and not validly withdrawn or lost, will be converted into the right to receive an amount in cash equal to the “redemption price,” which consists of the liquidation preference per share plus any prorated declared but unpaid dividends on the Preferred Stock, as more particularly described in the Company’s certificate of incorporation, without interest and less any applicable withholding taxes (the “Redemption Price”).

As of the close of business on April 25, 2019, there were 8,994,814 shares of Common Stock issued and outstanding, of which 4,739,620 shares were owned by the Purchaser Group, and 1,170,327 shares of Preferred Stock issued and outstanding, of which 1,147,388 shares were owned by the Purchaser Group. If the Merger were to be consummated, the aggregate consideration to be paid by Parent for the 4,255,194 shares of Common Stock not owned by the Purchaser Group would be approximately $3.7 million, and the aggregate Redemption Price to be paid to holders of Preferred Stock other than the Purchaser Group would be approximately $1.4 million, assuming the Merger is consummated on June 30, 2019.

To assist in evaluating the fairness of the Merger to the Company and its stockholders, other than the Purchaser Group, the Board of Directors formed a special committee of independent directors to, among other things, evaluate and negotiate a potential transaction with the Purchaser Group or any alternative strategic transaction (the “Special Committee”). The Special Committee consists of Mr. Firestone, Mr. Lewis and Mr. Shea. The Special Committee and, acting upon the unanimous recommendation of the Special Committee, the Board, have each unanimously determined that the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger, are fair to and in the best interests of the Company and its stockholders (other than the Purchaser Group) and approved and declared advisable the Merger Agreement and the Merger and the other transactions contemplated by the Merger Agreement. The Company will call a special meeting of the common stockholders for the purpose of voting on the adoption of the Merger Agreement.

There can be no assurance that the proposed Merger will be consummated. The consummation of the Merger is conditioned on adoption of the Merger Agreement: (i) by the holders of a majority of the outstanding shares of Common Stock entitled to vote on the adoption of the Merger Agreement, and (ii) by the holders of a majority of the outstanding shares of Common Stock entitled to vote on the adoption of the Merger Agreement that are not beneficially owned by the Acquiring Parties or their affiliates.

The consummation of the Merger is also subject to certain other customary closing conditions, including (i) the absence of any law or order that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Merger, (ii) the accuracy of the representations and warranties of the Acquiring Parties, in the case of the Company, and of the Company, in the case of the Acquiring Parties, as contained in the Merger Agreement (subject to certain materiality qualifiers, as applicable), and (iii) compliance by the Acquiring Parties, in the case of the Company, and by the Company, in the case of the Acquiring Parties, in all material respects with its or their obligations required to be performed by it or them under the Merger Agreement on or prior to the closing date of the Merger. Also, the obligation of the Acquiring Parties to consummate the Merger is subject to the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company from the date of the Merger Agreement to the closing date of the Merger.

There can be no assurance that the closing conditions will be satisfied, or that the Merger will be completed within the required time period pursuant to the Merger Agreement.

Term Loan

On August 7, 2015, we, as borrower, and Koala Holding LP (“Koala”), as lender, an affiliate of Mr. Icahn, entered into a $10 million revolving loan facility (the “Prior Note”) at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum, plus a fee of 0.25% per annum on undrawn amounts. The Company sought and received the Prior Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There were no limitations on the use of proceeds under the Prior Note. As collateral for the Prior Note, we pledged and granted to Koala a lien on our limited liability company interest in Voltari Real Estate Holding LLC (“Voltari Holding”).

Our Board formed a special committee of independent directors (the “Koala Note Special Committee”) to negotiate the structure and terms of the Prior Note. The Koala Note Special Committee consisted of James L. Nelson, a former member of our Board, and Mr. Firestone. In connection with its negotiation of the structure and terms of the Prior Note, the Koala Note Special Committee retained and received advice from its own legal counsel as well as an independent financial advisor. The Koala Note Special Committee received an opinion from its independent financial advisor that the financial terms of the Prior Note were fair, from a financial point of view, to us. The Koala Note Special Committee approved the terms and conditions of, and our entry into, the Prior Note.

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

Borrowings under the Amended Note bear interest at a rate equal to the LIBOR Rate (as defined in the Amended Note) plus 200 basis points, per annum, subject to a maximum rate of interest of 3.75%, per annum. The Amended Note matures on the earliest of (i) December 31, 2020, (ii) the date on which any financing transaction, whether debt or equity, is consummated by the Company (or its successors and assigns) with net proceeds in an amount equal to or greater than $30 million, and (iii) at the Company’s option, a date selected by the Company that is earlier than December 31, 2020 (the “Maturity Date”). The Amended Note also allows the Company to, upon written notice to Koala not more than 60 days and not less than 30 days prior to the Maturity Date, request that Koala extend the Maturity Date to December 31, 2022. Koala may, in its sole discretion, agree to extend the Maturity Date by providing written notice to the Company on or before the date that is 20 days prior to the Maturity Date.

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

Corporate Opportunities Waiver

In order to address potential conflicts of interest between us and the funds affiliated with New Enterprise Associates, Inc. and TCV V L.P., and Koala, and any person or entity affiliated with these investors (each, an “Exempted Investor”), our Amended and Restated Certificate of Incorporation contains provisions regulating and defining the conduct of our affairs as they may involve each Exempted Investor and its officers, directors or employees, and our powers, rights, duties and liabilities and those of our officers, directors and stockholders in connection with our relationship with each such investor.

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

Director Independence

We have made a determination of independence of our directors under NASDAQ’s standards, solely for purposes of complying with the rules and regulations of the SEC. We are not subject to the independence requirements, or any other rule or regulation, of NASDAQ.

Our Board of Directors determined that each of Mr. Shea, Mr. Firestone, and Mr. Lewis are independent directors under the applicable rules of NASDAQ. In making this determination about the independence of our directors, the Board of Directors considered the relationships that each such director has with Voltari and our management and all other facts and circumstances the Board of Directors deemed relevant in determining independence, including the relationships disclosed under “Certain Relationships and Related Transactions, and Director Independence,” and, with respect to Mr. Shea, his prior employment at IEP and his current and prior directorships of various public and private companies affiliated with Mr. Icahn, our controlling stockholder. Our Board of Directors determined that Mr. Latawa is not an independent director under the applicable rules of NASDAQ. In making that determination, the Board of Directors considered, at the time of its determination, Mr. Latawa’s relationships with entities controlled by Mr. Icahn and that Mr. Latawa was then serving as the Chief Financial Officer for the real estate segment for IEP, an entity controlled by Mr. Icahn.

Since March 30, 2015, Mr. Icahn has controlled more than 50% of the voting power of our common stock. See “Security Ownership of Certain Beneficial Owners and Management.” Consequently, if we were listed on NASDAQ, we would be considered a “controlled company” under applicable NASDAQ Marketplace Rules. Under these rules, a “controlled company” may elect not to comply with certain NASDAQ corporate governance requirements, including requirements that: (i) a majority of the Board of Directors consist of independent directors; (ii) director nominees be selected or recommended for the Board of Director’s selection by a majority of the independent directors or by a nominating committee composed solely of independent directors; and (iii) compensation of executive officers be determined or recommended to the Board of Directors by a majority of independent directors or by a compensation committee that is composed entirely of independent directors.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

During the years ended December 31, 2018 and 2017, we incurred fees and related expenses for professional services rendered by Grant Thornton relating to the audit and review of the financial statements of the respective years totaling approximately $0.1 million and $0.1 million, respectively. “Audit Fees” included fees for professional services and expenses relating to the reviews of our quarterly financial statements and our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, June 30, and September 30, 2018 and 2017. “Audit Fees” for the year ended December 31, 2017 also include fees relating to the procedures relating to the Company’s registration statements.

We incurred no audit-related fees, tax fees or other fees during the fiscal years ended December 31, 2018 and 2017.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor. All audit-related and tax services for fiscal years 2018 and 2017 by Grant Thornton were pre-approved by the Audit Committee of the Company.

The Audit Committee has determined that the rendering of the services by Grant Thornton, other than the audit services, is compatible with maintaining the principal accountant’s independence.

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

See the Original Report.

2. Financial Statement Schedules

See the Original Report.

3. Exhibits

The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Original Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer.*

31.2	Certification pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLTARI CORPORATION

Date: April 29, 2019	By:	/s/ Kenneth Goldmann
Principal Executive Officer (Principal Executive Officer)

	By:	/s/ Peter Kaouris
Chief Accounting Officer
(Principal Financial Officer)