Form 10-Q
period 2019-03-31
Voltari Corp
filed 2019-05-15
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q
  (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

Commission File Number: 000-55419

Voltari Corporation
(Exact name of registrant as specified in its charter)

Delaware	90-0933943
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

767 Fifth Avenue, Suite 4700
New York, NY 10153
(Address of principal executive offices, including zip code)

(212) 388-5500
(Telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
13% Redeemable Series J Preferred Stock, par value $0.001 per share

As of May 13, 2019, there were 8,994,814 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Real estate investments, net	$21,659	$21,977
Cash and cash equivalents	577	556
Restricted cash	403	403
Prepaid expenses	302	400
Deferred rent receivable	204	158
Total assets	$23,145	$23,494
Liabilities, redeemable preferred stock and stockholders’ deficit
Accounts payable and accrued expenses	$861	$537
Accrued compensation	16	15
Tenant security deposit payable	403	403
Deferred rent income	17	17
Revolving note	23,000	23,000
Interest payable	1,210	999
Accrued preferred stock dividends	2,267	2,238
Total liabilities	27,774	27,209

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; 1,200,000 shares authorized, and 1,170,327 shares issued and outstanding at March 31, 2019 and December 31, 2018. Redemption value: $67,936 and $65,670 at March 31, 2019 and December 31, 2018, respectively.	$65,669	$63,431

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at March 31, 2019 and December 31, 2018; 8,994,814 shares issued and outstanding at March 31, 2019 and December 31, 2018.	9	9
Additional paid-in capital	536,970	539,237
Accumulated deficit	(607,355)	(606,477)
Accumulated other comprehensive income	78	85
Total stockholders’ deficit	(70,298)	(67,146)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$23,145	$23,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$528	$81

Operating expenses
General and administrative	409	418
Pending merger costs	476	-
Depreciation and amortization	310	44
Acquisition and transaction related	-	36
Total operating expenses	1,195	498
Operating loss	(667)	(417)
Interest expense & Revolving note fees	(211)	(51)
Net loss	$(878)	$(468)
Series J redeemable preferred stock dividends	(2,267)	(1,976)
Net loss attributable to common stockholders	$(3,145)	$(2,444)

Net loss per share attributable to common stockholders- basic and diluted	$(0.35)	$(0.27)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net loss	$(878)	$(468)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(7)	5
Comprehensive loss	$(885)	$(463)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2018	8,994,814	$9	$539,237	$(606,477)	$85	$(67,146)
Net loss	—	—	—	(878)	—	(878)
Other comprehensive loss	—	—	—	—	(7)	(7)
Redeemable preferred stock dividends	—	—	(2,267)	—	—	(2,267)
Balance as of March 31, 2019	8,994,814	$9	$536,970	$(607,355)	$78	$(70,298)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of December 31, 2017	8,994,814	$9	$547,680	$(604,951)	$61	$(57,201)
Net loss	—	—	—	(468)	—	(468)
Other comprehensive income	—	—	—	—	5	5
Redeemable preferred stock dividends	—	—	(1,976)	—	—	(1,976)
Balance as of March 31, 2018	8,994,814	$9	$545,704	$(605,419)	$66	$(59,640)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(878)	$(468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	310	44
Straight line rental income	(46)	(4)
Amortization of above and below market lease intangible	9	11
Non-cash interest expense	211	51
Changes in operating assets and liabilities:
Prepaid expenses and deferred rent receivable	98	(314)
Accounts payable, accrued expenses and other liabilities	317	242
Deferred rent expense	-	(3)
Net cash provided by (used in) operating activities	21	(441)
Cash flows from financing activities:
Proceeds from debt facilities	-	500
Net cash provided by financing activities	-	500
Net increase in cash, restricted cash and cash equivalents	21	59
Cash, restricted cash and cash equivalents, beginning of period	959	192
Cash, restricted cash and cash equivalents, end of period	$980	$251

Supplemental disclosure for non-cash financing activities:
Series J redeemable preferred stock dividends paid-in-kind	$2,238	$1,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Description and Basis of Presentation

Business Description

Voltari Corporation (“Voltari” the “Company” or “We”), a Delaware corporation, was incorporated in December 2012, as a wholly-owned subsidiary of Motricity, Inc. (“Motricity”). Through a reorganization, Motricity became a wholly owned subsidiary of Voltari in April 2013. As of March 31, 2019, entities affiliated with Mr. Carl C. Icahn own approximately 98.0% of our Series J preferred stock and approximately 52.7% of our common stock.

The Company is in the business of acquiring, financing and leasing commercial real properties through its wholly owned subsidiary, Voltari Real Estate Holding LLC (“Voltari Holding”). We currently own three commercial real properties. All of our revenue is derived from the rental income we receive under the three leases associated with these properties. We have been funding our operations with borrowings under our Revolving Note as described in Note 4 - Liquidity and Capital Resources.

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

As of the close of business on May 13, 2019, there were 8,994,814 shares of Common Stock issued and outstanding, of which 4,739,620 shares were owned by the Purchaser Group, and 1,170,327 shares of Preferred Stock issued and outstanding, of which 1,147,388 shares were owned by the Purchaser Group. If the Merger were to be consummated, the aggregate consideration to be paid by Parent for the 4,255,194 shares of Common Stock not owned by the Purchaser Group would be approximately $3.7 million, and the aggregate Redemption Price to be paid to holders of Preferred Stock other than the Purchaser Group would be approximately $1.4 million, assuming the Merger is consummated on June 30, 2019.

To assist in evaluating the fairness of the Merger to the Company and its stockholders, other than the Purchaser Group, the Board of Directors formed a special committee of independent directors to, among other things, evaluate and negotiate a potential transaction with the Purchaser Group or any alternative strategic transaction (the “Special Committee”). The Special Committee consists of Mr. Firestone, Mr. Lewis and Mr. Shea. The Special Committee and, acting upon the unanimous recommendation of the Special Committee, the Board, have each unanimously determined that the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger, are fair to and in the best interests of the Company and its common stockholders (other than the Purchaser Group) and approved and declared advisable the Merger Agreement and the Merger and the other transactions contemplated by the Merger Agreement. The Company will call a special meeting of the common stockholders for the purpose of voting on the adoption of the Merger Agreement.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or for any other period. Certain amounts from prior periods have been reclassified to conform with the presentation in the current period.

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

2. Summary of Significant Accounting Policies

As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the following significant accounting policies. Management believes there have been no other material changes to our significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for the standards adopted this period.

Cash, Restricted Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company’s restricted cash consists of a security deposit held on behalf of the tenant located at the McClatchy Property.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sums to the total of such amounts shown in the Consolidated Statements of Cash Flows.

	As of March 31,
	2019	2018
	(Dollars in thousands)
Cash	$577	$160
Restricted cash and cash equivalents	403	91
Total cash, cash equivalents, and restricted cash	$980	$251

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Real Estate Investments

 Investments in real estate are recorded at acquisition date fair value. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. The fair value of the tangible assets of an acquired property with an in-place operating lease will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases will be determined by considering current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases will be recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed-rate renewal options for below-market leases.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to, conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases by requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective as of January 1, 2019. We have adopted this standard as of January 1, 2019 and it did not have a material effect on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which amends FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification out of accumulated other comprehensive income into retained earnings for standard tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) and consequently, eliminates the stranded tax effects resulting from the Tax Act. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have adopted this standard on January 1, 2019 and it did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
 (unaudited)

3. Real Estate Investments

Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

		As of
	Estimated Useful life	March 31, 2019	December 31, 2018
Real Estate Investments, at cost:
Land		$5,840	$5,840
Building, fixtures and improvements	10 - 43 yrs.	15,891	15,891
Total tangible assets		21,731	21,731
Acquired Intangibles - In-place leases	5 to 13 yrs.	1,642	1,642
Total cost of Real Estate Investments		23,373	23,373
Less: Accumulated depreciation and amortization		(1,714)	(1,396)
Total cost of Real Estate Investments, net		$21,659	$21,977

Depreciation expense for the three months ended March 31, 2019 and 2018 amounted to $276 thousand and $30 thousand respectively.

Intangible amortization expense for the three months ended March 31, 2019 and 2018 amounted to $42 thousand and $25 thousand respectively, of which $9 and $11 thousand respectively of favorable lease amortization was reflected as a reduction in revenue, for both periods.

Included in the accumulated depreciation and amortization balance are amounts for in place leases and net favorable leases, as of March 31, 2019 and December 31, 2018, amounting to $401 thousand and $359 thousand, respectively.

Expected in-place lease and favorable lease amortization for each of the next five (5) years, and thereafter, is as follows (dollars in thousands):

Years Ending December 31,
Balance of 2019	$126
2020	126
2021	85
2022	85
2023	85
Thereafter	734
Total	$1,241

The following table presents future minimum base rental receipts due to us over the next five (5) years, and thereafter, is as follows (dollars in thousands):

Year Ending December 31,
Balance of 2019	$1,471
2020	1,852
2021	1,773
2022	1,773
2023	1,880
Thereafter	18,483
Total	$27,232

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
 (unaudited)
 4. Liquidity and Capital Resources

Our principal needs for liquidity since we began executing our transformation plan in August 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration, and debt service. Our principal sources of liquidity as of March 31, 2019 consisted of cash and cash equivalents of $0.6 million, our cash flow from operations and our ability to borrow on our Koala loan.

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

As of March 31, 2019, borrowings from this loan facility totaled $23.0 million. The outstanding balance, including accumulated interest of $1.2 million, totaled $24.2 million as of March 31, 2019.

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

5. Redeemable Preferred Stock

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and warrants to acquire 1,014,982 common shares in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third-party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our consolidated balance sheets at March 31, 2019 and December 31, 2018.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at March 31, 2019, and December 31, 2018 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event was to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

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

Holders of the Series J preferred stock are entitled to an annual dividend of 14% (13% through December 31, 2017), which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $36.4 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments. Dividends on the Series J preferred stock and the accretion increase the amount of net loss that is attributable to common stockholders and are presented as separate amounts on the condensed consolidated statements of operations.

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

As of March 31, 2019, our Series J preferred stock had an aggregate redemption value of approximately $67.9 million, including paid-in-kind dividends of $36.4 million and accrued dividends of $2.3 million. We recorded no accretion associated with our Series J preferred stock for the three months ended March 31, 2019 and 2018.

6. Revolving Note

As of March 31, 2019, borrowings from this loan facility totaled $23.0 million. The outstanding balance, including accumulated interest of $1.2 million totaled $24.2 million as of March 31, 2019.

7. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the period indicated (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Net loss attributable to common stockholders	$(3,145)	$(2,444)

Weighted-average common shares outstanding - basic and diluted	8,994,814	8,994,814

Net loss per share attributable to common stockholders - basic and diluted	$(0.35)	$(0.27)

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

Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended, regarding our plans, objectives, expectations and intentions. Such statements include, without limitation, any statements regarding the Merger and the Merger Agreement (each as defined below), our transformation plan, our exit from the mobile marketing and advertising business and our entry into the real estate investment business, our plans to acquire additional real estate properties, including additional potentially higher valued properties, any statements regarding our ability to fund operating expenses from the cash flows generated by our operations, any statements regarding our ability to generate profits, any statements regarding various estimates we have made in preparing our financial statements, statements that refer to projections of our future operating performance, statements regarding any pro forma financial information we present, the sufficiency of our capital resources to meet our cash needs, the exit from or disposition of certain of our businesses, and the potential costs associated therewith, and the anticipated growth and trends in our businesses. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those anticipated.

 Risks and uncertainties that could adversely affect our business and prospects include without limitation:

●
any financial or other information included herein (including any pro forma financial information) based upon or otherwise incorporating judgments or estimates based upon future performance or events;

●
risks relating to the Merger Agreement (as defined below) and the transactions contemplated thereunder, including without limitation, the Merger (as defined below);

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

●
the impact and costs and expenses of any litigation we may be subject to now or in the future; and

●
risks related to leadership transitions.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, projections and pro forma financial information, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above, as well as the risks and uncertainties discussed in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in Item 1A - Risk Factors of this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

References in this Quarterly Report on Form 10-Q to “Voltari,” “the Company,” “we,” “us” and “our” are to Voltari Corporation and its subsidiaries.

Recent Developments

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

As of the close of business on May 13, 2019, there were 8,994,814 shares of Common Stock issued and outstanding, of which 4,739,620 shares were owned by the Purchaser Group, and 1,170,327 shares of Preferred Stock issued and outstanding, of which 1,147,388 shares were owned by the Purchaser Group. If the Merger were to be consummated, the aggregate consideration to be paid by Parent for the 4,255,194 shares of Common Stock not owned by the Purchaser Group would be approximately $3.7 million, and the aggregate Redemption Price to be paid to holders of Preferred Stock other than the Purchaser Group would be approximately $1.4 million, assuming the Merger is consummated on June 30, 2019.

To assist in evaluating the fairness of the Merger to the Company and its stockholders, other than the Purchaser Group, the Board of Directors formed a special committee of independent directors to, among other things, evaluate and negotiate a potential transaction with the Purchaser Group or any alternative strategic transaction (the “Special Committee”). The Special Committee consists of Mr. Firestone, Mr. Lewis and Mr. Shea. The Special Committee and, acting upon the unanimous recommendation of the Special Committee, the Board, have each unanimously determined that the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger, are fair to and in the best interests of the Company and its common stockholders (other than the Purchaser Group) and approved and declared advisable the Merger Agreement and the Merger and the other transactions contemplated by the Merger Agreement. The Company will call a special meeting of the common stockholders for the purpose of voting on the adoption of the Merger Agreement.

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

Business Overview

Transformation Plan—In August 2015, we began implementing a transformation plan pursuant to which, among other things, we exited our mobile marketing and advertising business and entered into the business of acquiring, financing and leasing commercial real estate properties. We lease our properties and intend to lease any future properties pursuant to so-called “double net” or “triple net” leases. In order to continue to grow our real estate portfolio in a manner designed to, over time, help us generate profits, we may pursue higher valued properties such as the McClatchy property. We anticipate that any such higher valued properties would likely generate relatively higher rental income and would likely involve higher acquisition costs and may involve higher costs of maintenance. There can be no assurance that we will be successful in acquiring additional real estate properties, including any such higher valued properties, on commercially reasonable terms, if at all.

Any future acquisitions are intended to be initially financed through borrowings available under our Amended Note (as defined herein) with Koala Holding LP (“Koala”).

Real Property Acquisitions— On September 17, 2015, we acquired a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. (“Chase”), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant’s insurance and other property related costs. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant. The purchase price was approximately $3.63 million. As of March 31, 2019, the average annual rental income for the property over the remaining term of the original lease is approximately $203,000, exclusive of the amortization of the above market lease intangible.

On May 18, 2016, we acquired a real estate parcel in Flanders, New York. The property is subject to a double net lease with 7-Eleven, Inc. (“7-Eleven”), the original term of which expires in December 2029 (with four, five-year renewal options. During the term of the lease, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. The landlord is responsible for certain maintenance and repair costs. The purchase price was approximately $2.82 million. As of March 31, 2019, the average annual rental income for the property over the remaining original term is approximately $166,000, exclusive of the amortization of the above market lease intangible.

On April 23, 2018, we acquired a real estate parcel in Columbia, South Carolina. The property (the “McClatchy Property”) is subject to a triple net lease with The McClatchy Company (“McClatchy”), the original term of which is for fifteen years and expires in April 2033 (with three, five-year renewal options. During the term of the lease, McClatchy is responsible for the payment of basic rent, as well as the payment of real estate taxes, utilities, tenant’s insurance and other property related costs. The purchase price was approximately $16.89 million inclusive of all costs. Refer to http://investors.mcclatchy.com/phoenix.zhtml?c=87841&p=irol-sec for the financial statements of the tenant. On each of the fifth (5th) and tenth (10th) anniversaries of the commencement date of the Lease, the Base Rent will be increased by ten percent (10%) above the then current base rent. As of March 31, 2019, the average annual rental income for the McClatchy property over the remaining Original Term is approximately $1,759,000, exclusive of the amortization of the above market lease intangible.

Results of Operations

Our operations for the three months ended March 31, 2019 and 2018 consist of revenues and expenses related to commercial real estate operations which commenced in August 2015, as well as general and administrative costs. Operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff, as well as all legal and other professional fees, insurance and other costs.

Total revenue	Three Months Ended
	March 31,
	2019	2018	Change
	(Dollars in thousands)
Total revenue	$528	$81	$447

Revenue from operations for the three months ended March 31, 2019 and 2018 consists of rental income from properties acquired. The increase of $0.4 million is a result of the McClatchy Property acquisition.

Operating expenses

	Three Months Ended
	March 31,
	2019	2018	Change
	(Dollars in thousands)
General and administrative, excluding depreciation	$409	$418	$(9)
Pending Merger Costs	476	-	476
Depreciation and amortization	310	44	266
Acquisition and transaction costs	-	36	(36)
Total operating expenses	$1,195	$498	$697

General and administrative, excluding depreciation

For the three months ended March 31, 2019, general and administrative expense, excluding depreciation, remained approximately the same as the three months ended March 31, 2018. Some of the more significant changes in the general and administrative costs are as follows:

●
$36 thousand increase in professional fees;

●
$25 thousand decrease in recruiting costs;

●
$77 thousand decrease in occupancy expenses;

●
$34 thousand increase in consulting fees;

●
$23 thousand increase in stock listing fees, payroll costs and various other items.

Pending Merger Costs

Pending merger costs for the three months ended March 31, 2019 were approximately $0.5 million and consisted primarily of third party professional fees. Such costs were incurred in connection with the Merger Agreement, entered into on March 22, 2019, and the transactions contemplated thereby. Accordingly, there were no such costs for the three months ended March 31, 2018.

Depreciation and amortization

Depreciation and amortization increased by $266 thousand for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as a result of the acquisition of the McClatchy property.

Acquisition and transaction costs

There were no Acquisition and transaction related expenses for the three months ended March 31, 2019. Acquisition and transaction related expenses for the three months March 31, 2018 relates to third party professional expenses associated with potential real estate investments. Expenses related to the McClatchy Property acquisition incurred during the three months ended March 31, 2018 totaling $0.2 million have been deferred and included in Other assets on the Balance Sheet as they have been capitalized as part of such acquisition.

Net loss

	Three Months Ended
	March 31,
	2019	2018	Change
	(Dollars in thousands)
Net Loss	$(878)	$(468)	$(410)

For the three months ended March 31, 2019, net loss was $0.9 million compared to net loss of $0.5 million for the three months ended March 31, 2018. This $0.4 million increase in net loss is primarily due to incurring $0.5 million of pending merger costs in 2019, as well as other changes in costs described above.

Liquidity and Capital Resources

General
Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of March 31, 2019 consist of cash and cash equivalents of approximately $0.6 million, and our ability to borrow on our Koala loan.

On August 7, 2015, we, as borrower, and Koala, as lender, an affiliate of Mr. Carl C. Icahn, the Company’s controlling stockholder, entered into a $10 million revolving loan facility (the “Prior Note”) at a rate equal to the greater of the LIBOR rate plus 350 basis points, per annum, and 3.75%, per annum, plus a fee of 0.25% per annum on undrawn amounts. The Company sought and received the Prior Note to, in part, allay potential concerns regarding the Company’s ability to invest in and execute its transformation plan while retaining cash levels sufficient to fund its ongoing operations. There were no limitations on the use of proceeds under the Prior Note. As collateral for the Prior Note, we pledged and granted to Koala a lien on our limited liability company interest in Voltari Holding.

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

As of March 31, 2019, borrowings from this facility totaled $23.0 million. The outstanding balance, including accumulated interest of $1.2 million, totaled $24.2 million as of March 31, 2019. There is $4.0 million remaining available for working capital purposes.

We expect that the acquisition of future commercial real properties, the cost of operations and working capital requirements will be our principal need for liquidity in the future. We also anticipate additional transaction costs in connection with the pending Merger. Our cash flows may be affected by many factors including the economic environment, competitive conditions in the commercial real estate industry and the success of our transformation plan. We believe we will have adequate resources to fund our operations, capital expenditures and working capital needs for the next 12 months using borrowings available under the Amended Note and our cash and cash equivalents on hand, together with the cash flows generated by our operations. We currently intend to leverage real properties that we may acquire but cannot assure that we will be able to do so on commercially reasonable terms, if at all.

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

Cash flows
As of March 31, 2019, and December 31, 2018, we had cash, restricted cash and cash equivalents of $1.0 million and $1.0 million, respectively.

Net cash from operating activities
For the three months ended March 31, 2019, net cash provided by operating activities was driven by a decrease in prepaid expenses of $98 thousand and an increase in accounts payable of $317 thousand.

Net cash from investing activities
For the three months ended March 31, 2019 and 2018, no net cash was used in investing activities.

Net cash from financing activities
For the three months ended March 31, 2019, no cash was used for financing activities while for the three months ended March 31, 2018, cash in the amount of $0.5 million was provided by borrowings on the Amended Note.

Off-Balance Sheet Arrangements

As of March 31, 2019, and December 31, 2018, we do not have any off-balance sheet arrangements.

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

As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the following significant accounting policies. Management believes there have been no other material changes to our significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for the standards adopted this period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A in our Annual Report on Form 10-K, for the year ended December 31, 2018, which could materially affect our business, financial position and results of operations. Except for the risk factor noted below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

The consummation of the transactions contemplated by the Merger Agreement is contingent upon the satisfaction of a number of conditions, including approval by our common stockholders, which may not be satisfied or completed on a timely basis, if at all. Failure to complete the transactions contemplated by the Merger Agreement could negatively impact our stock price, business, financial condition, results of operations or prospects.

The closing of the transactions contemplated by the Merger Agreement is subject to conditions to closing which are not wholly within the Company’s control, including, among other things, adoption of the Merger Agreement: (i) by the holders of a majority of the outstanding shares of Common Stock entitled to vote on the adoption of the Merger Agreement, and (ii) by the holders of a majority of the outstanding shares of Common Stock entitled to vote on the adoption of the Merger Agreement that are not beneficially owned by the Acquiring Parties or their affiliates. We cannot assure you that each of the conditions will be satisfied or waived in a timely manner, if at all, and the Merger may be delayed or not consummated. If the conditions are not satisfied or waived in a timely manner and the Merger is delayed or not consummated, we may lose some or all of the intended or perceived benefits of the Merger, which could cause our stock price to decline and harm our business.

We are also subject to additional risks in connection with the Merger, including, without limitation: (1) the parties’ ability to meet expectations regarding the timing and completion of the Merger; (2) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; (3) the effect of the announcement or pendency of the Merger on our business relationships, operating results, and business generally; (4) risks that the proposed Merger disrupts the Company’s current plans and operations; (5) the amount of the costs, fees, expenses and other charges related to the Merger; (6) the outcome of any legal proceedings that may be instituted against us, our directors or others relating to the transactions contemplated by the Merger Agreement; (7) the restrictions imposed on our business and operations pursuant to the affirmative and negative covenants set forth in the Merger Agreement and the potential impact of such covenants on our business; (8) the risk that the Merger will divert management’s attention resulting in a potential disruption of our current business plan; and (9) potential difficulties in employee retention arising from the Merger.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of March 22, 2019, by and among Voltari Corporation, Starfire Holding Corporation and Voltari Merger Sub LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2019, File No. 000-55419).

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

VOLTARI CORPORATION

Date: May 15, 2019	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Principal Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Kaouris
Peter Kaouris
Chief Accounting Officer
(Principal Financial Officer)