Form 10-Q
period 2019-06-30
Voltari Corp
filed 2019-08-08
CIK 1568319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 000-55419

Voltari Corporation
(Exact name of registrant as specified in its charter)

Delaware	90-0933943
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

 767 Fifth Avenue, Suite 4700
New York, NY 10153

(Address of principal executive office, including zip code)

(212) 388-5500
(Registrant’s telephone number, including area code)

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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share 13% Redeemable Series J Preferred Stock, par value $0.001 per share.

As of August 6, 2019, there were 8,994,814 shares of the registrant's common stock, par value of $0.001 per share, outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements.

Voltari Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2019	December 31, 2018

Assets
Real estate investments, net	$21,340	$21,977
Cash and cash equivalents	161	556
Restricted cash	403	403
Prepaid expenses and other current assets	276	400
Deferred rent receivable	249	158
Total assets	$22,429	$23,494

Liabilities, redeemable preferred stock and stockholders’ deficit
Accounts payable and accrued expenses	$646	$537
Accrued compensation	16	15
Tenant security deposit payable	403	403
Deferred rent income	17	17
Revolving note	23,000	23,000
Interest payable	1,423	999
Accrued preferred stock dividends	2,371	2,238
Total liabilities	27,876	27,209

Commitments and contingencies

Redeemable preferred stock, $0.001 par value; 1,200,000 shares authorized, and 1,170,327 shares issued and outstanding at June 30, 2019 and December 31, 2018. Redemption value: $70,307 and $65,670 at June 30, 2019 and December 31, 2018, respectively.	$67,936	$63,431

Stockholders’ deficit
Common stock, $0.001 par value; 25,000,000 shares authorized at June 30, 2019 and December 31, 2018, 8,994,814 shares issued and outstanding at June 30, 2019 and December 31, 2018.	9	9
Additional paid-in capital	534,599	539,237
Accumulated deficit	(608,066)	(606,477)
Accumulated other comprehensive income	75	85
Total stockholders’ deficit	(73,383)	(67,146)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$22,429	$23,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$528	$418	$1,055	$499

Operating expenses
General and administrative, excluding depreciation	322	413	730	831
Depreciation and amortization	310	245	620	289
Pending merger costs	393	-	869	-
Acquisition and transaction related	-	1	-	37
Total operating expenses	1,025	659	2,219	1,157
Operating loss	(497)	(241)	(1,164)	(658)
Other income (expenses)
Other income – net of expenses	-	78	-	78
Interest expense	(214)	(184)	(425)	(235)
Net loss	$(711)	$(347)	$(1,589)	$(815)
Series J redeemable preferred stock dividends	(2,371)	(2,066)	(4,638)	(4,042)
Net loss attributable to common stockholders	$(3,082)	$(2,413)	$(6,227)	$(4,857)

Net loss per share attributable to common stockholders	$(0.34)	$(0.27)	$(0.69)	$(0.54)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814	8,994,814	8,994,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(711)	$(347)	$(1,589)	$(815)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	14	(10)	19
Comprehensive loss	$(714)	$(333)	$(1,599)	$(796)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

Six Months Ended June 30,2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2018	8,994,814	$9	$539,237	$(606,477)	$85	$(67,146)
Net loss	—	—	—	(878)	—	(878)
Other comprehensive loss	—	—	—	—	(7)	(7)
Redeemable preferred stock dividends	—	—	(2,267)	—	—	(2,267)
Balance as of March 31, 2019	8,994,814	$9	$536,970	$(607,355)	$78	$(70,298)
Net loss	-	-	-	(711)	-	(711)
Other comprehensive loss	-	-	-	-	(3)	(3)
Redeemable preferred stock dividends	-	-	(2,371)	-	-	(2,371)
Balance as of June 30, 2019	8,994,814	$9	$534,599	$(608,066)	$75	$(73,383)

Six Months Ended June 30,2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of December 31, 2017	8,994,814	$9	$547,680	$(604,951)	$61	$(57,201)
Net loss	—	—	—	(468)	—	(468)
Other comprehensive income	—	—	—	—	5	5
Redeemable preferred stock dividends	—	—	(1,976)	—	—	(1,976)
Balance as of March 31, 2018	8,994,814	$9	$545,704	$(605,419)	$66	$(59,640)

Net loss	-	-	-	(347)	-	(347)
Other comprehensive income	-	-	-	-	14	14
Redeemable preferred stock dividends	-	-	(2,066)	-	-	(2,066)
Balance as of June 30, 2018	8,994,814	$9	$534,638	$(605,766)	$80	$(62,039)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,589)	$(815)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	620	289
Straight line rental income	(92)	(40)
Amortization of above and below market lease intangibles	17	20
Non-cash interest expense	425	235
Changes in operating assets and liabilities:
Prepaid expenses and deferred rent receivable	123	138
Accounts payable, accrued expenses and other liabilities	101	(188)
Tenant security deposit payable	-	403
Other assets	-	-
Deferred rent expense	-	(7)
Net cash provided by (used in) operating activities	(395)	35

Cash flows from investing activities:
Purchases of real estate	-	(16,894)
Net cash used in investing activities	-	(16,894)

Cash flows from financing activities:
Proceeds from debt facilities	-	17,500
Net cash provided by financing activities	-	17,500
Net increase (decrease) in cash, restricted cash and cash equivalents	(395)	641
Cash, restricted cash and cash equivalents, beginning of period	959	192
Cash, restricted cash and cash equivalents, end of period	$564	$833

Supplemental disclosure of non-cash financing activities:
Series J redeemable preferred stock dividend paid-in-kind	$4,505	$3,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business Description and Basis of Presentation

Business Description

Voltari Corporation (“Voltari” the “Company” or “We”), a Delaware corporation, was incorporated in December 2012 as a wholly-owned subsidiary of Motricity, Inc. (“Motricity”). Through a reorganization, Motricity became a wholly-owned subsidiary of Voltari in April 2013. As of August 6, 2019, entities affiliated with Mr. Carl C. Icahn own approximately 98.0% of our Series J preferred stock and approximately 52.7% of our common stock.

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

As of the close of business on August 6, 2019, there were 8,994,814 shares of Common Stock issued and outstanding, of which 4,739,620 shares were owned by the Purchaser Group, and 1,170,327 shares of Preferred Stock issued and outstanding, of which 1,147,388 shares were owned by the Purchaser Group. If the Merger were to be consummated, the aggregate consideration to be paid by Parent for the 4,255,194 shares of Common Stock not owned by the Purchaser Group would be approximately $3.7 million, and the aggregate Redemption Price to be paid to holders of Preferred Stock other than the Purchaser Group would be approximately $1.4 million, assuming the Merger is consummated on August 20, 2019.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company filed a Definitive Proxy Statement with the SEC on July 10, 2019 and has called a special meeting of its common stockholders for the purpose of voting on the adoption of the Merger Agreement, which special meeting is to be held at the offices of Brown Rudnick LLP, 7 Times Square, New York, NY 10036, on August 20, 2019 at 9:30 A.M., local time, unless adjourned or postponed to a later date.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments which are necessary for a fair statement of the results of the interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or for any other period. Certain amounts from prior periods have been reclassified to conform with the presentation in the current period.

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

2. Summary of Significant Accounting Policies

As a result of our entry into the business of acquiring, financing and leasing commercial real properties, we have adopted the following significant accounting policies. Management believes there have been no material changes to our significant accounting policies discussed in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for the standards adopted this period.

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

	Dollars in Thousands
	As of June 30,
	2019	2018
Cash and cash equivalents	$161	$344
Restricted cash	403	489
Total cash, cash equivalents, and restricted cash	$564	$833

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

Significant Accounting Policies - Real Estate Investments

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to, conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases by requiring significantly more leasing related costs to be expensed upfront. We adopted ASU 2016-02 as of January 1, 2019, and it did not have a material impact on our condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which amends FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification out of accumulated other comprehensive income into retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) and consequently, eliminates the stranded tax effects resulting from the Tax Act. We adopted this ASU as of January 1, 2019, and it did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force) and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Real Estate Investments

Information related to major categories of real estate investments, net, is as follows (dollars in thousands):

		As of
	Useful life	June 30, 2019	December 31, 2018
Real Estate Investments, at cost:
Land		$5,840	$5,840
Building, fixtures and improvements	10 - 43 yrs.	15,891	15,891
Total tangible assets		21,731	21,731
Acquired Intangibles - In-place leases	5 to 13 yrs.	1,642	1,642
Total cost of Real Estate Investments		23,373	23,373
Less: Accumulated depreciation and amortization		(2,033)	(1,396)
Total cost of Real Estate Investments, net		$21,340	$21,977

Depreciation expense for the six months ended June 30, 2019 and 2018 amounted to $553 thousand and $247 thousand respectively.

Intangible amortization expense for the six months ended June 30, 2019 and 2018 amounted to $84 thousand and $62 thousand respectively, of which a net of $17 thousand and $20 thousand, respectively, of favorable and unfavorable lease amortization was reflected as a reduction in revenue.

Included in the accumulated depreciation and amortization balance are amounts for in place leases and favorable leases, as of June 30, 2019 and December 31, 2018, amounting to $443 thousand and $359 thousand, respectively.

Expected in-place lease and favorable and unfavorable lease amortization for each of the next five (5) years, and thereafter, is as follows (dollars in thousands):

Years Ending December 31,
Balance of 2019	$84
2020	126
2021	85
2022	85
2023	85
Thereafter	734
Total	$1,199

The following table presents future minimum base rental receipts due to us over the next five (5) years (dollars in thousands):

Year Ending December 31,
Balance of 2019	$981
2020	1,851
2021	1,773
2022	1,773
2023	1,880
Thereafter	18,484
Total	$26,742

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Liquidity and Capital Resources

Our principal needs for liquidity since we began executing our transformation plan in August, 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of June 30, 2019 consisted of cash and cash equivalents of $0.2 million, and our ability to borrow on our Amended Note (as defined below). As of June 30, 2019, there is $7.0 million remaining available under our Amended Note, of which we can borrow up to $4.0 million for working capital purposes.

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

As of June 30, 2019, borrowings from this loan facility totaled $23.0 million. The outstanding balance, including accumulated interest of $1.4 million, totaled $24.4 million as of June 30, 2019.

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

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Redeemable Preferred Stock

Upon completion of our rights offering in October 2012, we issued 1,199,643 shares of Series J preferred stock and warrants to acquire 1,014,982 common shares in exchange for approximately $30 million in cash proceeds. Net proceeds from the rights offering of approximately $27.8 million were allocated between Series J preferred stock and common stock warrants based on their estimated relative fair market values at the date of issuance as determined by management with the assistance of a third-party valuation specialist. The portion of the net proceeds from the rights offering attributable to the Series J preferred stock was determined to be approximately $26.4 million and is included in Redeemable preferred stock on our Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

Our Series J preferred stock contains certain redemption features and is classified as mezzanine equity at June 30, 2019, and December 31, 2018 since the shares are (i) redeemable at the option of the holder upon the occurrence of certain events and (ii) have conditions for redemption which are not solely within our control. Our Series J preferred stock is redeemable at the option of the holder if the Company undergoes a change in control, which includes a person becoming a beneficial owner of securities representing at least 50% of the voting power of our company, a sale of substantially all of our assets, and certain business combinations and mergers which cause a change in 20% or more of the voting power of our company, and if we experience an ownership change (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended), which results in a substantial limitation on our ability to use our net operating losses and related tax benefits. In the event that a redemption event was to occur, currently the Company would be precluded, under the terms of the Series J preferred stock and applicable Delaware law, from making any material redemptions.

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

Holders of the Series J preferred stock are entitled to an annual dividend of 14% (13% through December 31, 2017), which is payable in-cash or in-kind at our discretion, on a quarterly basis. To date, we have elected to pay all quarterly dividend payments on our Series J preferred stock, in the cumulative amount of $38.7 million, in-kind rather than in-cash. Accordingly, we have increased the carrying value of our redeemable preferred stock for the amount of the paid-in-kind dividend payments. Dividends on the Series J preferred stock increase the amount of net loss that is attributable to common stockholders and is presented as separate amounts on the condensed consolidated statements of operations.

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

As of June 30, 2019, our Series J preferred stock had an aggregate redemption value of approximately $70.3 million, including paid-in-kind dividends of $38.7 million and accrued dividends of $2.4 million.

Voltari Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(3,082)	$(2,413)	$(6,227)	$(4,857)

Weighted-average common shares outstanding – basic and diluted	8,994,814	8,994,814	8,994,814	8,994,814

Net loss per share attributable to common stockholders – basic and diluted	$(0.34)	$(0.27)	$(0.69)	$(0.54)

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

9. Cybersecurity Incident

In the first half of 2019, the Company experienced a cybersecurity incident resulting from unauthorized access to its systems, which resulted in personally identifiable information of less than 30 individuals being exposed to an unauthorized third party. The Company does not believe this incident had a material adverse effect on its business or results of operations. Following this incident, the Company has taken steps designed to improve the security of its computer systems in addition to offering credit protection to those affected. The Company maintains cyber breach and other insurance.  The Company has incurred approximately $26,000 of expenses through June 30, 2019, consisting of professional fees and a $5,000 insurance deductible relating to this incident. The Company does not currently anticipate incurring material additional expenses in future periods relating to this incident.

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

●
risks relating to the Merger Agreement (as defined below) and the transactions contemplated thereunder, including without limitation, the Merger (as defined below):

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

●
risks relating to cybersecurity threats, including the misappropriation of assets or sensitive commercial or personally identifiable information, corruption of data or operational disruption;

●
our ability to meet the criteria required to remain quoted on the OTCQB Marketplace;

●
the ongoing benefits and risks related to our relationship with Mr. Carl C. Icahn, our principal beneficial stockholder and principal lender, through certain of his affiliates;

●
the impact and costs and expenses of any litigation we may be subject to now or in the future; and

●
risks related to our leadership transitions.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, projections and pro forma financial information, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above, as well as the risks and uncertainties discussed in Item 1A - Risk Factors of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018 and in Item 1A - Risk Factors of this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

As of the close of business on August 6, 2019, there were 8,994,814 shares of Common Stock issued and outstanding, of which 4,739,620 shares were owned by the Purchaser Group, and 1,170,327 shares of Preferred Stock issued and outstanding, of which 1,147,388 shares were owned by the Purchaser Group. If the Merger were to be consummated, the aggregate consideration to be paid by Parent for the 4,255,194 shares of Common Stock not owned by the Purchaser Group would be approximately $3.7 million, and the aggregate Redemption Price to be paid to holders of Preferred Stock other than the Purchaser Group would be approximately $1.4 million, assuming the Merger is consummated on August 20, 2019.

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

The Company filed a Definitive Proxy Statement with the SEC on July 10, 2019 and has called a special meeting of its common stockholders for the purpose of voting on the adoption of the Merger Agreement, which special meeting is to be held at the offices of Brown Rudnick LLP, 7 Times Square, New York, NY 10036, on August 20, 2019 at 9:30 A.M., local time, unless adjourned or postponed to a later date.

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

Real Property Acquisitions— On September 17, 2015, we acquired a real estate parcel in Long Branch, New Jersey. The property is subject to a triple net lease with JPMorgan Chase Bank, N.A. ("Chase"), the original term of which expires in June, 2020 (with two, five-year renewal options), pursuant to which Chase is responsible for the payment of basic rent as well as the payment of real estate taxes, maintenance costs, utilities, tenant's insurance and other property related costs. Refer to http://investor.shareholder.com/jpmorganchase/sec.cfm for the financial statements of the tenant. The purchase price was approximately $3.63 million. As of June 30, 2019, the average annual rental income for the property over the remaining term of the original lease is approximately $203,000, exclusive of the amortization of the above market lease intangible.

On May 18, 2016, we acquired a real estate parcel in Flanders, New York. The property is subject to a double net lease with 7-Eleven, Inc. (“7-Eleven”), the original term of which expires in December 2029 (with four, five-year renewal options). During the term of the lease, 7-Eleven is responsible for the payment of basic rent, as well as the payment of, subject to certain exceptions, real estate taxes, utilities, tenant’s insurance and other property related costs. The landlord is responsible for certain maintenance and repair costs. The purchase price was approximately $2.82 million. As of June 30, 2019, the average annual rental income for the property over the remaining original term of the lease is approximately $166,000, exclusive of the amortization of the above market lease intangible.

On April 23, 2018, we acquired a real estate parcel in Columbia, South Carolina. The property (the “McClatchy Property”) is subject to a triple net lease with The McClatchy Company (“McClatchy”), the original term of which is for fifteen years and expires in April 2033 (with three, five-year renewal options). During the term of the lease, McClatchy is responsible for the payment of basic rent, as well as the payment of real estate taxes, utilities, tenant’s insurance and other property related costs. The purchase price was approximately $16.89 million inclusive of all costs. Refer to http://investors.mcclatchy.com/phoenix.zhtml?c=87841&p=irol-sec for the financial statements of the tenant. On each of the fifth (5th) and tenth (10th) anniversaries of the commencement date of the lease, the base rent will be increased by ten percent (10%) above the then current base rent. As of June 30, 2019, the average annual rental income for the McClatchy property over the remaining original term of the lease is approximately $1,794,000, exclusive of the amortization of the above market lease intangible.

Results of Operation

Our operations for the three and six months ended June 30, 2018 and 2017 consist of revenues and expense related to commercial real estate operations, as well as general and administrative costs. Operations includes all personnel and facilities costs related to executive management, finance and accounting, human resources and other general corporate staff, as well as all legal and other professional fees, insurance and other costs.

Total revenue

Revenue from operations for the three and six months ended June 30, 2019 and 2018 consists of rental income from properties acquired.

	(Dollars in thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	$ Change	2019	2018	$ Change
Total revenue	$528	$418	$110	$1,055	$499	$556

●
For the three and six months ended June 30, 2019, the revenue increase resulted from the acquisition of the McClatchy Property in April 2018.

Operating expenses

	(Dollars in thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	$ Change	2019	2018	$ Change

General and administrative, excluding depreciation	$322	$413	$(91)	$730	$831	$(101)
Depreciation and amortization	310	245	65	620	289	331
Pending merger costs	393	-	393	869	-	869
Acquisition transaction costs	-	1	(1)	-	37	(37)
Total operating expenses	$1,025	$659	$366	$2,219	$1,157	$1,062

General and administrative, excluding depreciation

For the three months ended June 30, 2019, general and administrative expenses, excluding depreciation, declined by approximately $0.1 million as compared to the three months ended June 30, 2018, primarily as a result of rent reductions.

For the six months ended June 30, 2019, general and administrative expenses, excluding depreciation, declined by approximately $0.1 million as the compared to the six months ended June 30, 2018, primarily as a result of rent reductions.

Depreciation and amortization

Depreciation and amortization expense for the three and six months ended June 30, 2019 increased by $0.1 million and $0.3 million respectively, compared to the same periods in 2018, related to the acquisition of the McClatchy Property.

Pending merger costs

Pending merger costs for the three and six months ended June 30, 2019 were approximately $0.4 million and $0.9 million respectively and consisted primarily of third-party professional fees. Such costs were incurred in connection with the Merger Agreement, entered into on March 22, 2019, and the transactions contemplated thereby. Accordingly, there were no such costs for the same periods ended June 30, 2018.

Acquisition and transaction costs

There were no acquisition and transaction related expenses for the three and six months ended June 30, 2019. Acquisition and transaction related expenses for the six months ended June 30, 2018 related to third party professional expenses associated with potential real estate investments.

Other income (expenses)

Other Income - net of expenses

For the three and six months ended June 30, 2019 and June 30, 2018, other income net of expenses declined by $0.1 to none.

Interest expense

For the three months ended June 30, 2019, interest expense remained approximately the same as compared to the three months ended June 30, 2018.

For the six months ended June 30, 2019, interest expense and revolving note fees increased $0.2 million, as a result of increased borrowings, as compared to the six months ended June 30, 2018.

Net loss

	(Dollars in thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	$ Change	2019	2018	$ Change
Net loss	$(711)	$(347)	$(364)	$(1,589)	$(815)	$(774)

For the three months ended June 30, 2019, net loss was $0.7 million, compared to a net loss of $0.3 million, for the three months ended June 30, 2018. The $0.4 million change resulted from:

●
$0.1 million increase in rental income;
●
$0.1 million decrease in general and administrative costs, depreciation and amortization and interest expense, offset by;
●
$0.1 million increase in depreciation and amortization
●
$0.4 million increase in merger costs.
●
$0.1 million decrease in other income

For the six months ended June 30, 2019, net loss was $1.6 million, compared to net loss of $.0.8 million for the six months ended June 30, 2018. The $0.8 million additional net loss is primarily due to:

●
$0.6 million increase in rental income;
●
$0.1 million decrease in general and administrative costs, depreciation and amortization and interest expense, offset by;
●
$0.3 million increase in depreciation and amortization;
●
$0.2 million increase in interest expense;
●
$0.9 million increase in merger costs, and
●
$0.1 million decrease in other income

Liquidity and Capital Resources

General

Our principal needs for liquidity since we began executing our transformation plan in August 2015, have been to fund operating losses, working capital requirements, capital expenditures, restructuring expenses, acquisitions and integration and debt service. Our principal sources of liquidity as of June 30, 2019 consist of cash and cash equivalents of approximately $0.2 million, and our ability to borrow on our Koala loan.

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

As of June 30, 2019, borrowings from this facility totaled $23.0 million due to borrowings in connection with our real estate acquisitions as well as for working capital requirements. There is $4.0 million remaining available for working capital purposes.

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

Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit and equity finance availability, which cannot at all times be assured. Accordingly, we cannot assure that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient to meet our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. We cannot assure that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

Cash flows

As of June 30, 2019, and December 31, 2018, we had cash, restricted cash and cash equivalents of $0.6 million and $1.0 million, respectively. The decrease of $0.4 million reflects:

 Net cash used in operating activities

●
$1.6 million in net loss, offset by:
●
$1.0 million of non-cash items;
●
$0.1 million increase in prepaid expenses and other current assets and;
●
$0.1 million increase in accrued expenses and other liabilities.

Net cash from investing activities

For the six months ended June 30, 2019, there was no cash provided by or used in investing activities.

Net cash from financing activities

For the six months ended June 30, 2019, there was no cash provided by or used in financing activities.

Off-Balance Sheet Arrangements

As of June 30, 2019, and December 31, 2018, we do not have any off-balance sheet arrangements.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A in our Annual Report on Form 10-K, for the year ended December 31, 2018, which could materially affect our business, financial position and results of operations. Except for the risk factors noted below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We are also subject to additional risks in connection with the Merger, including, without limitation: (1) the parties’ ability to meet expectations regarding the timing and completion of the Merger; (2) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; (3) the effect of the announcement or pendency of the Merger on our business relationships, operating results, and business generally; (4) risks that the proposed Merger disrupts the Company’s current plans and operations; (5) the amount of the costs, fees, expenses and other charges related to the Merger; (6) the outcome of any legal proceedings that may be instituted against us, our directors or others relating to the transactions contemplated by the Merger Agreement, and potential costs associated therewith; (7) the restrictions imposed on our business and operations pursuant to the affirmative and negative covenants set forth in the Merger Agreement and the potential impact of such covenants on our business; (8) the risk that the Merger will divert management’s attention resulting in a potential disruption of our current business plan; and (9) potential difficulties in employee retention arising from the Merger.

We are subject to cybersecurity and other technological risks that may disrupt and harm our business.

Threats to information technology systems associated with cybersecurity risks and other technological risks and cyber incidents or attacks continue to grow. We depend on the accuracy, capacity and security of our information technology systems and those used by our third-party service providers. In addition, we may collect, process and retain sensitive and confidential information in the normal course of business, including personally identifiable information about our employees and other third parties. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities, systems, and networks, and those of our third party service providers, are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, employee misconduct, malicious attacks, acts of vandalism, malware, worms, hackers and other events or security issues, including physical and electronic break-ins, router disruption, sabotage or espionage, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), impersonation of authorized users and coordinated denial-of-service attacks.

In the first half of 2019 we experienced a cybersecurity incident resulting from unauthorized access to our systems, which resulted in personally identifiable information of less than 30 individuals being exposed to an unauthorized third party. Although we do not believe this incident had a material adverse effect on our business or results of operations, this may not continue to be the case going forward. Following this incident, we have taken steps designed to improve the security of our computer systems in addition to offering credit protection to those affected. Despite these defensive measures, there can be no assurance that we are adequately protecting our information or that we will not suffer a similar attack in the future. It is also possible that our security controls over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential personal, company or third party information others could use to compete against us or for criminal, disruptive, destructive or other harmful purposes and outcomes.

In addition, hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could result in security breaches or disruptions. These events or any other disruption or compromise of our or our third party service providers’ information technology systems could negatively impact our business operations or result in the misappropriation, loss or other unauthorized disclosure of sensitive and confidential information, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations, any of which could adversely affect our financial performance. Such events could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise materially and adversely affect our results of operations. We maintain cyber breach and other insurance, but this insurance may not be sufficient to cover any losses we may experience from any cybersecurity incidents affecting our systems.

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

VOLTARI CORPORATION

Date: August 8, 2019	By:	/s/ Kenneth Goldmann
Kenneth Goldmann
Principal Executive Officer (Principal Executive officer)

Date: August 8, 2019	By:	/s/ Peter Kaouris
Peter Kaouris
Chief Accounting Officer (Principal Financial officer)